Form 10-Q
period 2020-01-31
Phoenix Plus Corp.
filed 2020-03-16
CIK 1785493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended January 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number : 333-233778

PHOENIX PLUS CORP.

(Exact name of registrant issuer as specified in its charter)

Nevada	61-1907981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17/F, THE WORKSTATION, 43-45, LYNDHURST TERRACE,

CENTRAL, HONG KONG

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code +852 8120 0914

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES [  ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock		The OTC Market – Pink Sheets

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 12, 2020
Common Stock, $.0001 par value	331,917,500

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of January 31, 2020 (unaudited) and July 31, 2019 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three months and Six Months Ended January 31, 2020 and 2019 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended January 31, 2020 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2020 and 2019(unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-14
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-5
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES	6
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	7
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	7
ITEM 4	MINE SAFETY DISCLOSURES	7
ITEM 5	OTHER INFORMATION	7
ITEM 6	EXHIBITS	8
	SIGNATURES	9

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of January 31, 2020 (unaudited) and July 31, 2019 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three Months and Six Months Ended January 31, 2020 and 2019 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended January 31, 2020 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2020 and 2019 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6-F-14

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2020 AND JULY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	January 31, 2020	July 31, 2019
	Unaudited	Audited
ASSETS
NON CURRENT ASSETS
Property, plant and equipment, net	$92,499	$-
Operating lease asset-right of use	19,946
	112,445	-

CURRENT ASSETS
Cash and cash equivalents	$1,812,603	$2,291,544
Trade receivables	10,256	10,204
Prepayments and deposits	8,759	3,277
Subscription receivables	-	197,810
Total Current Assets	$1,831,618	$2,502,835

TOTAL ASSETS	1,944,063	2,502,835

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade payable	$22,050	$-
Other payables and accrued liabilities	5,286	15,286
Amount due to related parties	-	6,464
Operating lease liabilities	14,152	-

Total Current Liabilities	$41,488	$21,750

NON-CURRENT LIABILITIES
Operating lease liabilities	$6,543	$-

TOTAL LIABILITIES	$48,031	$21,750

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 1,000,000,000 shares authorized, 331,917,500 shares issued and outstanding as of January 31, 2020 and July 31, 2019	$33,192	$33,192
Additional paid in capital	2,463,308	2,463,308
Accumulated deficit	(600,468)	(15,425)
TOTAL STOCKHOLDERS’ EQUITY	$1,896,032	$2,481,075

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,944,063	$2,502,835

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE SIX MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended January 31		Six Months Ended January 31
	2020	2019	2020	2019

REVENUE	$23,077	$-	$38,383	$-

COST OF REVENUE	$(30,878)	$-	$(31,714)	$-

GROSS (LOSS)/ PROFIT	$(7,801)	$-	$6,669	$-

OTHER INCOME	$8,179	$-	$11,199	$-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(310,720)	$-	$(602,911)	$-

LOSS BEFORE INCOME TAX	$(310,342)	$-	$(585,043)	$-

INCOME TAX PROVISION	$-	$-	$-	$-

NET LOSS	$(310,342)	$-	$(585,043)	$-

OTHER COMPREHENSIVE LOSS	$-	$-	$-	$-

TOTAL COMPREHENSIVE LOSS	$(310,342)	$-	$(585,043)	$-

Net loss per share, basic and diluted:	$-	$-	$-	$-

Weighted average number of common shares outstanding – Basic and diluted	331,917,500	100,000	331,917,500	100,000

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THREE MONTHS ENDED JANUARY 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	COMMON STOCK		ADDITIONAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of Nov 5, 2018 (inception)	100,000	$10	$-	$-	$10
Issuance of share capital - founder’s shares from March 29, 2019 to April 1, 2019 at $0.0001 per share	299,900,000	29,990	-	-	29,990
Share issued in private placement completed on April 16, 2019 at $0.03 per share	25,100,000	2,510	750,490	-	753,000
Shares issued in private placement completed on May 10, 2019 at $0.10 per share	2,000,000	200	199,800	-	200,000
Shares issued in private placement completed on June 18, 2019 at $0.20 per share	2,067,500	207	413,293	-	413,500
Shares issued in private placement completed on July 25, 2019 at $0.40 per share	2,750,000	275	1,099,725	-	1,100,000
Net loss for the period	-	-	-	(15,425)	(15,425)

Balance as of July 31,2019	331,917,500	$33,192	$2,463,308	$(15,425)	$2,481,075
Net loss for the period		-	-	(585,043)	(585,043)
Balance as of January 31,2020	331,917,500	$33,192	$2,463,308	$(600,468)	$1,896,032

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended January 31
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(585,043)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,764	-
Operating lease expenses	6,826	-
Amount due from director	-	(10)
Changes in operating assets and liabilities:
Accounts receivables	(52)	-
Accounts payable	22,050	-
Other payables and accrued liabilities	(10,000)	-
Other receivables and prepayment	(5,482)	-
Amount due to related party	(6,464)	-
Operating lease liabilities	(6,077)
Net cash used in operating activities	(562,478)	(10)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	$(114,263)	$-
Net cash used in investing activities	(114,263)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Subscriptions receivables	197,810	10
Net cash provided by financing activities	197,810	-

Effect of exchange rate changes on cash and cash equivalents	$-	$-

Net decrease in cash and cash equivalents	(478,931)	-
Cash and cash equivalents, beginning of period	2,291,534	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,812,603	$-
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

Phoenix Plus Corp. was incorporated on November 5, 2018 under the laws of the state of Nevada.

The Company, through its subsidiaries, engaged in providing technical consultancy on solar power system and consultancy on green energy solution, and also focused on the commercialization of a targeted portfolio of solar products (amorphous thin film solar panels and ancillary products) and technologies for a wide range of applications including electrical power production.

On March 18, 2019, the Company acquired 100% of the equity interests in Phoenix Plus Corp. (herein referred as the “Malaysia Company”), a private limited company incorporated in Labuan, Malaysia.

On July 25, 2019, Phoenix Plus Corp., a Malaysia Company acquired Phoenix Plus International Limited (herein referred as the “Hong Kong Company”), a private limited company incorporated in Hong Kong

Details of the Company’s subsidiary:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities

1.	Phoenix Plus Corp.	Labuan / January 4, 2019	100 share of ordinary share of US$1 each	Investment holding

2.	Phoenix Plus International Limited	Hong Kong / March 19, 2019	1 ordinary share of HKD$1	Providing technical consultancy on solar power system and consultancy on green energy solution

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for Phoenix Plus Corp. and its subsidiaries For the period ended January 31, 2020 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Phoenix Plus Corp. and its wholly owned subsidiaries, Phoenix Plus Corp. and Phoenix Plus International Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted July 31 as its fiscal year end.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated upon consolidation.

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the periods reported. Actual results may differ from these estimates.

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue. The Company derives its revenue from provision of technical consultancy on solar power system and consultancy on green energy solution.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Property, Plant and equipment

Property, Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Estimated useful life
Leasehold improvement	21 months (over remaining lease term)

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended January 31, 2020, the Company incurred a net loss of $584,293 and has generated revenue of $38,383 .These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Net income/(loss) per share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Labuan and Hong Kong maintains its books and record in United States Dollars (“US$”) respectively, and Ringgits Malaysia (“MYR”) is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from MYR into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six months ended January 31
	2020	2019
Period-end MYR : US$1 exchange rate	4.10	4.09
Period-average MYR : US$1 exchange rate	4.16	4.14
Period-end HKD$ : US$1 exchange rate	7.84	7.85
Period-average HKD$ : US$1 exchange rate	7.82	7.83

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, prepayment, deposits, accounts payable and accrued liabilities and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Leases

Prior to August 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective August 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. (see Note 12 ).

Recent accounting pronouncements

FASB issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) entirely from current accounting guidance. The Company has elected adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. COMMON STOCK

On November 5, 2018, the founder of the Company, Mr. Fong Teck Kheong subscribed 100,000 restricted common shares of the Company at a par value of $0.0001 per share for the Company’s initial working capital.

On March 25, 2019, Mr. Fong Teck Kheong further subscribed 119,900,000 restricted common shares of the Company at a par value of $0.0001 per share for additional working capital of $11,990.

Between March 28, 2019 to April 1, 2019, the others founder of the Company, subscribed 180,000,000 restricted common shares of the Company at a par value of $0.0001 per share, for total additional working capital of $18,000.

Between April 9, 2019 to April 16, 2019, the Company has issued 25,100,000 restricted common shares of the Company at $0.03 per share, for a total consideration of $753,000.

Between April 25, 2019 to May 10, 2019, the Company has issued 2,000,000 restricted common shares of the Company at $0.10 per share, for a total consideration of $200,000.

Between May 11, 2019 to June 18, 2019, the Company has issued 2,067,500 restricted common shares of the Company at $0.20 per share, for a total consideration of $413,500.

Between May 20, 2019 to July 25, 2019, the Company has issued 2,750,000 restricted common shares of the Company at $0.40 per share, for a total consideration of $1,100,000.

As of January 31, 2020, the Company has an issued and outstanding common share of 331,917,500.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of January 31, 2020 are summarized below:

	As of January 31, 2020 (unaudited)	As of July 31, 2019 (audited)
Leasehold improvement	$114,263	$-
Accumulated depreciation	(21,764)	$-
Total	$92,499	$-

These leasehold improvement include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. The leasehold improvement have completed on September 2019.

Depreciation expense arise from leasehold improvement was $21,764 from August 1, 2019 to January 31, 2020.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

5. PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following at January 31, 2020 and July 31, 2019:

	As of January 31, 2020 (unaudited)	As of July 31, 2019 (audited)
Prepayment and deposits	$8,759	$3,277
Total prepayments and deposits	$8,759	$3,277

6. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at January 31, 2020 and July 31, 2019:

	As of January 31, 2020 (unaudited)	As of July 31, 2019 (audited)
Accrued audit fees	$2,500	$12,500
Other payable and accrued liabilities	2,786	2,786
Total payables and accrued liabilities	$5,286	$15,286

7. REVENUE

For the period ended January 31, 2020, .the Company has revenue arise from the following:

	For the six months ended January 31, 2020 (unaudited)	For the six months ended January 31, 2019 (unaudited)
Consultancy service provided	$38,383	$-
	-	-
	$38,383	$-

8. OTHER REVENUE

For the period ended January 31, 2020, .the Company has revenue arise from the following:

	For the six months ended January 31, 2020 (unaudited)	For the six months ended January 31, 2019 (unaudited)
Gain from foreign exchange arise from bank remittance transaction	$11,199	$-
	-	-
	$11,199	$-

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9. INCOME TAXES

For the six months ended January 31, 2020, the local (United States) and foreign components of income/ (loss) before income taxes were comprised of the following:

Six months ended January 31, 2020
Tax jurisdictions from:
Local	$(248,985)
Foreign, representing
- Labuan	4,796
- Hong Kong	$(340,854)
Loss before income tax	$(585,043)

The provision for income taxes consisted of the following:

For the period ended January 31, 2020
Current:
- Local	$-
- Foreign	-
Deferred:
- Local	-
- Foreign	-

Income tax expense	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Seychelles, Hong Kong and Shanghai, PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of January 31, 2020, the operations in the United States of America incurred $248,985 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $52,286 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, Phoenix Plus Corp.is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Hong Kong

Phoenix Plus International Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company officially adopted ASC 842 for the period on and after August 1, 2019 as permitted by ASU 2016-02. ASC 842 originally required all entities to use a “modified retrospective” transition approach that is intended to maximize comparability and be less complex than a full retrospective approach. On July 30, 2018, the FASB issued ASU 2018-11 to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02 of which permits entities may elect not to recast the comparative periods presented when transitioning to ASC 842. As permitted by ASU 2018-11, the Company elect not to recast comparative periods, thusly.

As of August 1, 2019, the Company recognized approximately US$26,823, lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of August 1, 2019, with discounted rate of 3.3% adopted from CIMB Bank Berhad’s fixed deposit rate as a reference for discount rate.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$27,632
Less: imputed interest	(860)
Initial recognition as of August 1, 2019	$26,772

As of January 31, 2020 operating lease right of use asset as follow:

Initial recognition as of August 1, 2019	$26,772
Accumulated amortization	(6,826)
Balance as of January 31, 2020	$19,946

As of January 31, 2020, operating lease liability as follow:

Initial recognition as of August 1, 2019	$26,772
Less: gross repayment	(6,459)
Add: imputed interest	382
Balance as of January 31, 2020	$20,695
Less: lease liability current portion	(14,152)
Lease liability non-current portion	6,543

For the six months ended January 31, 2020, the amortization of the operating lease right of use asset are $6,826.

Maturities of operating lease obligation as follow:

Year ending
July 31, 2020 (6 months)	$6,418
July 31, 2021 (11 months)	14,277
Total	$20,695

Other information:

	Six months ended January 31,
	2020	2019
	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$6,077	$-
Right-of-use assets obtained in exchange for operating lease liabilities	19,946
Remaining lease term for operating lease (years)	1.42	-
Weighted average discount rate for operating lease	3.3%	-

Lease expenses were $3,604 and $7,208 during the three and six months ended January 31, 2020, respectively. The Company adopt ASC 842 on and after August 1, 2019

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after January 31, 2020 up through the date March 9, 2020 was the Company presented these audited consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1 Amendment No.4, dated December 20, 2019, for the period ended October 31, 2019 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No 4, dated December 20, 2019, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

Phoenix Plus Corp., a Nevada Corporation, is a company that operates through its wholly owned subsidiary, Phoenix Plus Corp., a Company organized in Labuan, Malaysia. It should be noted that our wholly owned subsidiary, Phoenix Plus Corp., owns 100% of Phoenix Plus International Limited, the operating Hong Kong Company which is described below. All of the previous entities share the same exact business plan.

We have a physical office in Malaysia with address of 2-3 & 2-5 Bedford Business Park, Jalan 2/137B, Batu 5, Jalan Kelang Lama, 58200 Kuala Lumpur, Malaysia which completed renovation in September 2019. The office space is 12,000 square feet and to date the company has spent $114,263 towards ongoing renovations. These renovations include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. Our office space is rented by Phoenix Plus International Limited for a 12 month period from July 1, 2019 to June 30, 2020, for an initial down payment of MYR 13,500 and additional bi-monthly payments in the amount of MYR 4,500 over the course of the lease. The Company has an option to renew the tenancy for another 12 months period at a rental subject to mutual agreement with the landlord

Phoenix Plus Corp, through its Hong Kong subsidiary, is engaged in providing technical consultancy on solar power systems and consultancy on green energy solutions, with an additional focus on the commercialization of a targeted portfolio of solar products (amorphous thin film solar panels and ancillary products) and technologies for a wide range of applications including electrical power production. Our mission is to harness the power of the sun to meet the growing resource demands of sustainable 21st century development.

Our business is to market and sell solar power products, systems and services. Specifically, we intend to engage in the following:

●	Install solar panels in both commercial and residential settings; and
●	Develop and maintain solar parks.

Results of Operation

For the three months ended January 31, 2020 and 2019

Revenues

For the three months ended January 31, 2020 and 2019, the Company has generated revenue of $23,077 and $0 respectively. The revenue represented income from consultancy services provided to our customers on engineering, equipment procurement and transportation, and construction on solar plant.

Cost of Revenue and Gross Margin

For the three months ended January 31, 2020 and 2019, cost incurred arise in providing consultancy services are $30,878 and $0 respectively. The company generates a gross loss for the six months ended January 31, 2020 and 2019 of $7,801 and $0.

Selling and marketing expenses

For the three months ended January 31, 2020 and 2019, we had incurred selling and marketing expenses in the amount of $162,567 and $0. These expenses comprised of marketing events and conference to promote the company in Malaysia.

General and administrative expenses

For the three months ended January 31, 2020 and 2019, we had incurred general and administrative expenses in the amount of $148,153 and $0. These expenses are comprised of professional fees, listing consultancy fees, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $8,179 and $0 as other income for the three months ended January 31, 2020 and 2019. This income is derived from the interest income and foreign exchange gain.

Net Loss

Our net loss for three months ended January 31, 2020 and 2019 were $310,342 and $0. The net loss mainly derived from the general and administrative, and selling and marketing expenses incurred.

For the six months ended January 31, 2020 and 2019

Revenues

For the six months ended January 31, 2020 and 2019, the Company has generated revenue of $38,383 and $0 respectively. The revenue represented income from consultancy services provided to our customers on engineering, equipment procurement and transportation, and construction on solar plant.

Cost of Revenue and Gross Margin

For the six months ended January 31, 2020 and 2019, cost incurred arise in providing consultancy services are $31,714 and $0 respectively. The company generates a gross profits for the six months ended January 31, 2020 and 2019 of $6,669 and $0.

Selling and marketing expenses

For the six months ended January 31, 2020 and 2019, we had incurred selling and marketing expenses in the amount of $292,911 and $0. These expenses comprised of marketing events and conference to promote the company in Malaysia.

General and administrative expenses

For the six months ended January 31, 2020 and 2019, we had incurred general and administrative expenses in the amount of $310,000 and $0. These expenses are comprised of professional fees, listing consultancy fees, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $11,199 and $0 as other income for the six months ended January 31, 2020 and 2019. This income is derived from the interest income and foreign exchange gain.

Net Loss

Our net loss for six months ended January 31, 2020 and 2019 were $585,043 and $0. The net loss mainly derived from the general and administrative, and selling and marketing expenses incurred.

Liquidity and Capital Resources

As of January 31, 2020 and 2019, we had cash and cash equivalents of 1,812,603 and $0. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the three months ended January 31, 2020, we have met these requirements primarily from the receipt of subscription for private placement shares.

Cash Used In Operating Activities

For the six months ended January 31, 2020 and 2019, net cash used in operating activities was $562,478 and $0. The increase in cash used in operating activities was mainly for payment of general and administrative expenses, and selling and marketing expenses.

Cash Provided In Financing Activities

For the six months ended January 31, 2020 and 2019, net cash provided by financing activities was $197,810 and $0. The financing cash flow performance primarily reflects the collection of subscription receivables.

Cash Provided In Investing Activities

For the six months ended January 31, 2020 and 2019, the net cash used in investing activities was $114,263 and $0. The cash used in investing activities was primarily due to renovation expenses related to a leased office space and office equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of January 31, 2020.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of January 31, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer *

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Phoenix Plus Corp.
(Name of Registrant)

Date: March 16, 2020	By:	/s/ FONG TECK KHEONG
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

