Form 10-Q
period 2020-04-30
Phoenix Plus Corp.
filed 2020-06-11
CIK 1785493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 30, 2020

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 9, 2020
Common Stock, $.0001 par value	331,917,500

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of April 30, 2020 (unaudited) and July 31, 2019 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three months and Nine Months Ended April 30, 2020 and 2019 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended April 30, 2020 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2020 and 2019 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-14
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-5
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES	6
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	7
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	7
ITEM 4	MINE SAFETY DISCLOSURES	7
ITEM 5	OTHER INFORMATION	7
ITEM 6	EXHIBITS	8
	SIGNATURES	9

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of April 30, 2020 (unaudited) and July 31, 2019 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three Months and Nine Months Ended April 30, 2020 and 2019 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended April 30, 2020 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2020 and 2019 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6 - F-14

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2020 AND JULY 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	April 30, 2020	July 31, 2019
	Unaudited	Audited
ASSETS
NON CURRENT ASSETS
Property, plant and equipment, net	$76,175	$-
Operating lease asset-right of use	16,041
	92,216	-

CURRENT ASSETS
Cash and cash equivalents	$1,668,869	$2,291,534
Trade receivables	28,198	10,204
Prepayments and deposits	5,470	3,277
Subscription receivables	-	197,810
Total Current Assets	$1,702,537	$2,502,825

TOTAL ASSETS	1,794,753	2,502,825

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade payable	$15,979	$-
Other payables and accrued liabilities	23,356	15,286
Amount due to related parties	-	6,464
Operating lease liabilities	14,578	-

Total Current Liabilities	$53,913	$21,750

NON-CURRENT LIABILITIES
Operating lease liabilities	$2,555	$-

TOTAL LIABILITIES	$56,468	$21,750

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding		-
Common Shares, par value $0.0001; 1,000,000,000 shares authorized, 331,917,500 shares issued and outstanding as of April 30, 2020 and July 31, 2019	$33,192	$33,192
Additional paid in capital	2,463,308	2,463,308
Accumulated deficit	(758,215)	(15,425)
TOTAL STOCKHOLDERS’ EQUITY	$1,738,285	$2,481,075

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,794,753	$2,502,825

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE NINE MONTHS ENDED APRIL 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended April 30		Nine Months Ended April 30
	2020	2019	2020	2019

REVENUE	$23,070	$-	$61,453	$-

COST OF REVENUE	$(7,151)	$-	$(38,865)	$-

GROSS PROFIT	$15,919	$-	$22,588	$-

OTHER INCOME	$540	$-	$11,739	$-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(174,206)	$(12)	$(777,117)	$(12)

LOSS BEFORE INCOME TAX	$(157,747)	$(12)	$(742,790)	$(12)

INCOME TAX PROVISION	$-	$-	$-	$-

NET LOSS	$(157,747)	$(12)	$(742,790)	$(12)

OTHER COMPREHENSIVE LOSS	$-	$-	$-	$-

TOTAL COMPREHENSIVE LOSS	$(157,747)	$(12)	$(742,790)	$(12)

Net loss per share, basic and diluted:	$(0.000)	$(0.000)	$(0.002)	$(0.000)

Weighted average number of common shares outstanding – Basic and diluted	331,917,500	100,000	331,917,500	100,000

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR NINE MONTHS ENDED APRIL 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	COMMON STOCK		ADDITIONAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of Nov 5, 2018 (inception)	100,000	$10	$-	$-	$10
Issuance of share capital - founder’s shares from March 29, 2019 to April 1, 2019 at $0.0001 per share	299,900,000	29,990	-	-	29,990
Share issued in private placement completed on April 16, 2019 at $0.03 per share	25,100,000	2,510	750,490	-	753,000
Shares issued in private placement completed on May 10, 2019 at $0.10 per share	2,000,000	200	199,800	-	200,000
Shares issued in private placement completed on June 18, 2019 at $0.20 per share	2,067,500	207	413,293	-	413,500
Shares issued in private placement completed on July 25, 2019 at $0.40 per share	2,750,000	275	1,099,725	-	1,100,000
Net loss for the period	-	-	-	(15,425)	(15,425)

Balance as of July 31,2019	331,917,500	$33,192	$2,463,308	$(15,425)	$2,481,075
Net loss for the period	-	-	-	(742,790)	(742,790)
Balance as of April 30,2020	331,917,500	$33,192	$2,463,308	$(758,215)	$1,738,285

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine Months ended April 30
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(742,790)	$(12)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,088	-
Operating lease expenses	10,731	-
Changes in operating assets and liabilities:
Accounts receivables	(17,994)	-
Accounts payable	15,979	-
Other payables and accrued liabilities	(7,094)	2,786
Other receivables and prepayment	(2,193)	-
Amount due from director	-	(10)
Amount due to related party	(6,464)	-
Operating lease liabilities	(9,639)
Net cash (used in)/ generated from operating activities	(721,376)	2,764

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	$(114,263)	$-
Net cash used in investing activities	(114,263)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from sale of common stock	-	941,850
Subscriptions receivables	212,974	-
Net cash provided by financing activities	212,974	941,850

Effect of exchange rate changes on cash and cash equivalents	$-	$-

Net decrease in cash and cash equivalents	(622,665)	944,614
Cash and cash equivalents, beginning of period	2,291,534	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,668,869	$944,614
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2020

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for Phoenix Plus Corp. and its subsidiaries for the period ended April 30, 2020 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Phoenix Plus Corp. and its wholly owned subsidiaries, Phoenix Plus Corp. and Phoenix Plus International Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted July 31 as its fiscal year end.

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2020

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended April 30, 2020, the Company incurred a net loss of $742,790 and has generated revenue of $61,453 .These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2020

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

Translation of amounts from MYR into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the Nine Months ended April 30
	2020	2019
Period-end MYR : US$1 exchange rate	4.29	4.14
Period-average MYR : US$1 exchange rate	4.19	4.12
Period-end HKD$ : US$1 exchange rate	7.75	7.84
Period-average HKD$ : US$1 exchange rate	7.80	7.84

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2020

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2019

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

As of April 30, 2020, the Company has an issued and outstanding common share of 331,917,500.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of April 30, 2020 are summarized below:

	As of April 30, 2020 (unaudited)	As of July 31, 2019 (audited)
Leasehold improvement	$114,263	$-
Accumulated depreciation	(38,088)	$-
Total	$76,175	$-

These leasehold improvement include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. The leasehold improvement have completed on September 2019.

Depreciation expense arise from leasehold improvement was $38,088 from August 1, 2019 to April 30, 2020.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

5. PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following at April 30, 2020 and July 31, 2019:

	As of April 30, 2020 (unaudited)	As of July 31, 2019 (audited)
Prepayment and deposits	$5,470	$3,277
Total prepayments and deposits	$5,470	$3,277

6. TRADE PAYABLE

Prepayments and deposits consisted of the following at April 30, 2020 and July 31, 2019:

	As of April 30, 2020 (unaudited)	As of July 31, 2019 (audited)
Trade payable	$15,979	$-
Total trade payable	$15,979	$-

7. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at April 30, 2020 and July 31, 2019:

	As of April 30, 2020 (unaudited)	As of July 31, 2019 (audited)
Accrued audit fees	$5,406	$12,500
Other payable and accrued liabilities	$2,786	$2,786
Share subscriptions received in advance	$15,164	$-
Total payables and accrued liabilities	$23,356	$15,286

8. REVENUE

For the period ended April 30, 2020, .the Company has revenue arise from the following:

	For the nine months ended April 30, 2020 (unaudited)	For the nine months ended April 30, 2019 (unaudited)
Consultancy service provided	$61,453	$-
	$61,453	$-

9. OTHER REVENUE

For the period ended April 30, 2020, .the Company has revenue arise from the following:

	For the nine months ended April 30, 2020 (unaudited)	For the nine months ended April 30, 2019 (unaudited)
Gain from foreign exchange arise from bank remittance transaction	$11,739	$-
	$11,739	$-

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. INCOME TAXES

For the Nine Months ended April 30, 2020, the local (United States) and foreign components of income/ (loss) before income taxes were comprised of the following:

Nine Months ended April 30, 2020
Tax jurisdictions from:
Local	$(330,054)
Foreign, representing
- Labuan	(52,157)
- Hong Kong	$(360,579)
Loss before income tax	$(742,790)

The provision for income taxes consisted of the following:

For the period ended April 30, 2020
Current:
- Local	$-
- Foreign	-
Deferred:
- Local	-
- Foreign	-

Income tax expense	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Seychelles, Hong Kong and Shanghai, PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of April 30, 2020 the operations in the United States of America incurred $360,122 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $75,626 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, Phoenix Plus Corp.is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Hong Kong

Phoenix Plus International Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

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

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$27,632
Less: imputed interest	(860)
Initial recognition as of August 1, 2019	$26,772

As of April 30, 2020 operating lease right of use asset as follow:

Initial recognition as of August 1, 2019	$26,772
Accumulated amortization	(10,266)
Foreign exchange translation loss	(465)
Balance as of April 30, 2020	$16,041

As of April 30, 2020, operating lease liability as follow:

Initial recognition as of August 1, 2019	$26,772
Less: gross repayment	(9,900)
Add: imputed interest	535
Foreign exchange translation gain	(274)
Balance as of April 30, 2020	$17,133
Less: lease liability current portion	(14,578)
Lease liability non-current portion	$2,555

For the nine months ended April 30, 2020, the amortization of the operating lease right of use asset are $10,266.

Maturities of operating lease obligation as follow:

Year ending
July 31, 2020 (3 months)	$3,249
July 31, 2021 (11 months)	13,884
Total	$17,133

Other information:

	Nine Months ended April 30,
	2020	2019
	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$9,639	$-
Right-of-use assets obtained in exchange for operating lease liabilities	16,041
Remaining lease term for operating lease (years)	1.42	-
Weighted average discount rate for operating lease	3.3%	-

Lease expenses were $3,593 and $10,801 during the three and nine Months ended April 30, 2020, respectively. The Company adopt ASC 842 on and after August 1, 2019

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after April 30, 2020 up through the date June 2, 2020 was the Company presented these audited consolidated financial statements.

From February 17, 2020, the Company received US$15,164 from 1 investors, being the subscription for 15,000 of the company’s common shares during the Initial Public Offering (IPO) stage. The IPO process of the company is currently still ongoing and has yet to be closed. As of April 30, 2020, the subscribed shares have yet to be allotted to the investors, and the proceed is recorded as subscriptions received in advance in the balance sheet.

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

Results of Operation

For the three months ended April 30, 2020 and 2019

Revenues

For the three months ended April 30, 2020 and 2019, the Company has generated revenue of $23,070 and $0 respectively. The revenue represented income from consultancy services provided to our customers on engineering, equipment procurement and transportation, and construction on solar plant.

Cost of Revenue and Gross Margin

For the three months ended April 30, 2020 and 2019, cost incurred arise in providing consultancy services are $7,151 and $0 respectively. The company generates a gross profit for the three months ended April 30, 2020 and 2019 of $15,919 and $0.

Selling and marketing expenses

For the three months ended April 30, 2020 and 2019, we had incurred selling and marketing expenses in the amount of $0 and $0. These expenses comprised of marketing events and conference to promote the company in Malaysia.

General and administrative expenses

For the three months ended April 30, 2020 and 2019, we had incurred general and administrative expenses in the amount of $174,206 and $12. These expenses are comprised of professional fees, listing consultancy fees, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $540 and $0 as other income for the three months ended April 30, 2020 and 2019. This income is derived from the interest income and foreign exchange gain.

Net Loss

Our net loss for three months ended April 30, 2020 and 2019 were $157,747 and $12. The net loss mainly derived from the general and administrative, and selling and marketing expenses incurred.

For the Nine Months ended April 30, 2020 and 2019

Revenues

For the nine months ended April 30, 2020 and 2019, the Company has generated revenue of $61,453 and $0 respectively. The revenue represented income from consultancy services provided to our customers on engineering, equipment procurement and transportation, and construction on solar plant.

Cost of Revenue and Gross Margin

For the nine months ended April 30, 2020 and 2019, cost incurred arise in providing consultancy services are $38,865 and $0 respectively. The company generates a gross profits for the nine months ended April 30, 2020 and 2019 of $22,588 and $0.

Selling and marketing expenses

For the nine months ended April 30, 2020 and 2019, we had incurred selling and marketing expenses in the amount of $292,911 and $0. These expenses comprised of marketing events and conference to promote the company in Malaysia.

General and administrative expenses

For the nine months ended April 30, 2020 and 2019, we had incurred general and administrative expenses in the amount of $484,206 and $12. These expenses are comprised of professional fees, listing consultancy fees, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $11,739 and $0 as other income for the nine months ended April 30, 2020 and 2019. This income is derived from the interest income and foreign exchange gain.

Net Loss

Our net loss for nine months ended April 30, 2020 and 2019 were $742,790 and $12. The net loss mainly derived from the general and administrative, and selling and marketing expenses incurred.

Liquidity and Capital Resources

As of April 30, 2020 and 2019, we had cash and cash equivalents of 1,668,869 and $944,614. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the three months ended April 30, 2020, we have met these requirements primarily from the receipt of subscription for private placement shares.

Cash Used In Operating Activities

For the nine months ended April 30, 2020 and 2019, net cash generate from/ (used in) operating activities was $(706,212) and $2,764. The increase in cash used in operating activities was mainly for payment of general and administrative expenses, and selling and marketing expenses.

Cash Provided In Financing Activities

For the nine months ended April 30, 2020 and 2019, net cash provided by financing activities was $197,810 and $941,850. The financing cash flow performance primarily reflects sale of common stock and collection of subscription receivables.

Cash Provided In Investing Activities

For the nine months ended April 30, 2020 and 2019, the net cash used in investing activities was $114,263 and $0. The cash used in investing activities was primarily due to renovation expenses related to a leased office space and office equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of April 30, 2020.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of April 30, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer*

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Phoenix Plus Corp.
(Name of Registrant)

Date: June 11, 2020	By:	/s/ FONG TECK KHEONG
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

