Form 10-K
period 2020-07-31
Phoenix Plus Corp.
filed 2020-10-30
CIK 1785493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended July 31, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-233778

PHOENIX PLUS CORP.

(Exact name of registrant issuer as specified in its charter)

Nevada	61-1907981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17/F, THE WORKSTATION, 43-45, LYNDHURST TERRACE,

CENTRAL, HONG KONG

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code +852 8120 0914

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [  ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2020
Common Stock, $.0001 par value	331,917,500

Phoenix Plus Corp

FORM 10-K

For the Fiscal Year Ended July 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “Phoenix” are references to Phoenix Plus Corp, a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Corporate History

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

On July 25, 2019, Phoenix Plus Corp., a Malaysia Company acquired Phoenix Plus International Limited (herein referred as the “Hong Kong Company”), a private limited company incorporated in Hong Kong

The Company, through its subsidiaries, mainly provides incubation and corporate development services to the clients. Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities

1.	Phoenix Plus Corp.	Labuan / January 4, 2019	100 share of ordinary share of US$1 each	Investment holding

2.	Phoenix Plus International Limited	Hong Kong / March 19, 2019	1 ordinary share of HKD$1	Providing technical consultancy on solar power system and consultancy on green energy solution

Business Overview

This section includes market and industry data that we have developed from publicly available information; various industry publications and other published industry sources and our internal data and estimates. Although we believe the publications and reports are reliable, we have not independently verified the data. Our internal data, estimates and forecasts are based upon information obtained from trade and business organizations and other contacts in the market in which we operate and our management’s understanding of industry conditions.

As of the date of the preparation of this section, these and other independent government and trade publications cited herein are publicly available on the Internet without charge. Upon request, the Company will also provide copies of such sources cited herein.

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

We have a physical office in Malaysia with address of 2-3 & 2-5 Bedford Business Park, Jalan 2/137B, Batu 5, Jalan Kelang Lama, 58200 Kuala Lumpur, Malaysia which completed renovation in September 2019. The office space is 12,000 square feet and to date the company has spent $114,263 towards ongoing renovations. These renovations include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. Our office space is rented by Phoenix Plus International Limited for a 12 month period from July 1, 2019 to June 30, 2020, for an initial down payment of MYR 13,500 and additional bi-monthly payments in the amount of MYR 4,500 over the course of the lease. The Company had decided to renew the tenancy agreement for another 12 months period at a rental from July 1, 2020 to June 30, 2021 with the landlord. The company has an option to renew after the end of the agreement.

Phoenix Plus Corp, through its Hong Kong subsidiary, is engaged in providing technical consultancy on solar power systems and consultancy on green energy solutions, with an additional focus on the commercialization of a targeted portfolio of solar products (amorphous thin film solar panels and ancillary products) and technologies for a wide range of applications including electrical power production. Our mission is to harness the power of the sun to meet the growing resource demands of sustainable 21st century development

ITEM 1A. RISK FACTORS

Please consider the following risk factors and other information in this prospectus relating to our business before deciding to invest in our common stock.

This offering and any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and all of the information contained in this prospectus before deciding whether to purchase our common stock. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

We consider the following to be the material risks for an investor regarding this offering. Our company should be viewed as a high-risk investment and speculative in nature. An investment in our common stock may result in a complete loss of the invested amount.

An investment in our common stock is highly speculative, and should only be made by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this report before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

Currently we do not own property and having leasehold unit for physical office operation. These leasehold improvement include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. The leasehold improvement have completed on September 2019.

ITEM 3. LEGAL PROCEEDINGS

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

As of July 31, 2020, we had 331,917,500 shares of our Common Stock par value, $.0001 issued and outstanding. There were 53 beneficial owners of our Common Stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is VStock Transfer, LLC, with an address at 18, Lafayette Place, Woodmere, New York 11598 and telephone number is +1 (212)828-843.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Unregistered Sales of Equity Securities

Currently, there is no unregistered sales of equity securities.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended July 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

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

We have a physical office in Malaysia with address of 2-3 & 2-5 Bedford Business Park, Jalan 2/137B, Batu 5, Jalan Kelang Lama, 58200 Kuala Lumpur, Malaysia which completed renovation in September 2019. The office space is 12,000 square feet and to date the company has spent $114,263 towards ongoing renovations. These renovations include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. Our office space is rented by Phoenix Plus International Limited for a 12 month period from July 1, 2019 to June 30, 2020, for an initial down payment of MYR 13,500 and additional bi-monthly payments in the amount of MYR 4,500 over the course of the lease. The Company had decided to renew the tenancy for another 12 months from July 1 2020 to 30 June 2021 with the landlord.

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

Results of Operations

Revenues for the year ended July 31, 2020 and 2019

The Company generated revenue of $61,453 and $10,204 for the year ended July 31, 2020 and 2019. The revenue represented income from provision of business mentoring, nurturing and incubation services relating to client businesses and corporate development advisory services.

Cost of Revenue and Gross Margin

For the year ended July 31, 2020 and 2019, cost incurred in providing corporate development advisory services is $38,865 and $0. The Company generates Gross profits of $22,588 and $10,240 for the year ended July 31, 2020 and 2019.

Selling and Marketing Expenses

Selling and distribution expenses for the year ended July 31, 2020 and 2019 amounted to $292,911 and $2,100 respectively. These expenses comprised expenses on website and website maintenance, marketing and networking event, and travelling expenses.

General and Administrative Expenses

General and administrative expenses for the year ended July 31, 2020 and 2019 amounted to $481,024 and $101 respectively. These expenses are comprised of salary, consultancy fees for listing advisory, professional fee, compliance fee, office and outlet operation expenses and depreciation.

Other operating expenses

Other operating expenses for the year ended July 31, 2020 and 2019 amounted to $72,004 and $39,949 respectively. These expenses derived from lease interest, depreciation, amortization and foreign exchange loss.

Other Income

The Company recorded an amount of $26,331 and $14,421 as other income for the year ended July 31, 2020 and 2019 respectively. This income is derived from the foreign exchange gain.

Net Loss and Net Loss Margin

The net loss for the year was $797,020, for the year ended July 31, 2020 as compared to $15,425 for the year ended July 31, 2019. The increase in net loss of $781,595 can be contributed to the substantial increase in general and administrative expenses incurred. Taking into the loss for the year ended July 31, 2020, the accumulated loss for the Company has increased from $15,425 to $812,445.

Liquidity and Capital Resources

As of July 31, 2020, we had cash and cash equivalents of $1,408,048 as compared to $2,291,534 for the year ended July 31, 2019. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the year ended July 31, 2020, we have met these requirements primarily from the receipt of subscription for private placement and share subscription from Initial Public Offering (IPO), which has yet to be allotted.

Cash Used In Operating Activities

For the year ended July 31, 2020 and 2019, net cash used in operating activities was $967,033 and $7,156. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Provided In Financing Activities

For the period from November 5, 2018 (Date of Inception) to July 31, 2019, net cash provided by financing activities was 2,298,690 and was the result of monies collected from the sales of our common stock.

On November 5, 2018, the Company issued 100,000 shares of restricted common stock, with a par value of $0.0001 per share, to Mr. Fong Teck Kheong for initial working capital of $10.

On March 25, 2019, the Company issued 119,900,000 shares of restricted common stock, with a par value of $0.0001 per share, to Mr. Fong Teck Kheong for additional working capital of $11,990.

From March 28, 2019 to April 1, 2019, the Company issued 135,000,000 shares of restricted common stock to 5 parties, with a par value of $0.0001 per share, for total additional working capital of $13,500.

On April 1, 2019, the Company issued 15,000,000 shares of restricted common stock, with a par value of $0.0001 per share, to AGAPE ATP Corporation, a company incorporated in Nevada, for additional working capital of $1,500.

On April 1, 2019, the Company issued 30,000,000 shares of restricted common stock, with a par value of $0.0001 per share, to H&D Holding Sdn Bhd, a company incorporated in Malaysia, for additional working capital of $3,000. The controlling shareholders of H&D Holding Sdn. Bhd are Fong Teck Kheong and How Kok Choong, each holding an equal percentage ownership.

From April 9, 2019 to April 16, 2019, the Company issued a total of 25,100,000 shares of restricted common stock, with a par value of $0.0001 per share, to Junsei Ryu, Lee Chong Chow and Phoenix Plus Holding Sdn Bhd, for total additional working capital of $753,000. Shares were purchased from the aforementioned parties at $0.03 per share of common stock.

From April 25, 2019 to May 10, 2019, the Company sold shares of common stock to 19 foreign individuals, all of whom reside in Malaysia. A total of 2,000,000 shares of restricted common stock were sold at a price of $0.10 per share. The total proceeds to the Company amounted to a total of $200,000.

From May 11, 2019 to June 18, 2019, the Company sold shares to 23 foreign parties, all of whom resides in Malaysia. A total of 2,067,500 shares of restricted common stock were sold at a price of $0.20 per share. The total proceeds to the Company amounted to $413,500.

From May 20, 2019 to July 25, 2019, the Company sold shares of common stock to 15 foreign parties, all of which do not reside in the United States. A total of 2,750,000 shares of restricted common stock were sold at a price of $0.40 per share. The total proceeds to the Company amounted to a total of $1,100,000.

As of July 31, 2019, the Company had sold common stock amounting to a total of $2,496,500 but, as of July 31, 2019, only collected $2,298,690 of the proceeds from such sales. As of August 31, 2019, the remaining $197,810 have been collected by the Company.

The financing cash flow performance primarily reflects the issuance of private placement shares and IPO shares (yet to be allotted).

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4a(2) and/or Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the above sales of the stock since the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Cash Used In Investing Activities

For the financial year ended July 31, 2020 and 2019, the net cash used in investing activities was $114,263 and $0. The investing cash flow performance primarily reflects the investment in other company.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Critical Accounting Policies and Estimates

Basis of presentation

The consolidated financial statements for Phoenix Plus Corp. and its subsidiaries for the year ended July 31, 2020 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Phoenix Plus Corp. and its wholly owned subsidiaries, Phoenix Plus Corp. and Phoenix Plus International Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted July 31 as its fiscal year end.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated upon consolidation.

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the year reported. Actual results may differ from these estimates.

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

Cost of revenue

Cost of revenue includes the cost of services in providing business mentoring, nurturing, incubating and corporate development advisory services

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date.

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

Net income/(loss) per share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the year. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from MYR into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective year:

	As of and for the year ended July 31,
	2020	2019

Year-end RM : US$1 exchange rate	4.24	4.12
Year-average RM: US$1 exchange rate	4.22	4.13
Year-end HK$ : US$1 exchange rate	7.75	7.83
Year-average HK$ : US$1 exchange rate	7.14	7.84

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts payable and accrued liabilities, and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located in PART IV of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Fong Teck Kheong	52	Chief Executive Officer, President, Secretary, Treasurer, Director
Kong Kok King	43	Chief Technology Officer

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Fong Teck Kheong – President, Chief Executive Officer, Secretary, Treasurer, Director

Mr Fong started off his career as a trader in 1989. In 1992, he then joined Juara Konsep Marketing Sdn. Bhd, as a marketing manager to manage and market the products and services of the company. In 1998, Mr Fong resigned from Juana Konsep Marketing Sdn. Bhd and started his own cookware and healthcare equipment trading business, Phoenix Century Enterprise, and remained with the company until his resignation in 2007. Also in 1998, he also established, and remains with to this day, Multi Mutual Charity Association, a Non-Profit Organization (NGO) that provides daily necessities for monthly aid distribution to women and children. The association supported more than 500 hundred single mother family during the period from 1998 to 2012.

Mr Fong was awarded The Outstanding Young Malaysia Award for his contribution to children, world peace and human rights in 2007. In 2015, Mr. Fong founded Phoenix Plus Properties Sdn Bhd, formerly known as Googoplex Sk Sdn Bhd, with full swing involve in the real estate business. The company’s business plan involves project sales and sub sales, and has since accumulated turnover of up to RM260 millions. He has been the Managing Director of the company from 2015 to present.

Kong Kok King – Chief Technology Officer

Mr. Kong Kok King graduated from Multimedia University, Malaysia in 1998 with a Degree in Engineering (Hons) -Electronic and Electrical. In 2004, he graduated from Tokyo University Graduate School of Information Science & Technology with a Master’s Degree in Information and Communication Engineering.

In 2007, he founded and remains with today, EcoSensa Technologies Sdn Bhd, a company focused on ecosystem sensor technologies such as RFID, Industrial 4.0 automation, Internet of Things (IoT) and smart cities. In 2015, he was appointed as the director of MAQO Technologies (M) Sdn Bhd and MAQO Engineering Sdn Bhd ( hereafter referred as “MAQO Group”), which focuses on providing solar energy products, installation services and solutions to both residential and commercial properties in Malaysia. MAQO Group is also engaged in providing Renewable Energy solutions, turnkey project management and EPCC (Engineering, Procurement, Construction, Commissioning) services to Large Scale Solar Farm and Commercial & Industrial Roof Top Projects. He remains as a Director of both companies to this day.

In 2017, he was appointed as the Vice President of Malaysian Photovoltaic Industry Association (MPIA), a position he held until his resignation in 2018. The Malaysian Photovoltaic Industry Association is a non-profit organization representing the Malaysian solar industry dedicated to the promotion of solar energy. From 2019 to present, he has held the position of Director of Hager + Elsaesser Sdn Bhd (HESB), a subsidiary of Hager + Elsässer (H+E GmbH, Germany), an advanced technology and processes provider for holistic water management, specializing in industrial process water treatment and wastewater treatment.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believes that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Directors and our Executive officers have not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year July 31, 2020, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fong Teck Kheong, Chief Executive Officer, President, Secretary, Treasurer, Director	For the year ended July 31, 2020	5,000	-	-	-	-	-	-	5,000
	For the year ended July 31, 2019	-	-	-	-	-	-	-	-

Kong Kok King, Chief Technology Officer	For the year ended July 31, 2020	-	-	-	-	-	-	-	-
	For the year ended July 31, 2019	-	-	-	-	-	-	-	-

Narrative Disclosure to Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 31, 2020, the Company has 331,917,500 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of July 31, 2020, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Fong Teck Kheong1, Chief Executive Officer, President, Secretary, Treasurer and Director Address: 9-4&11-4, Jalan SP 2/7, Serdang Perdana,43300 Seri Kembangan, Selangor Dahrul Ehsan, Malaysia	141,350,000	42.59%	42.59%

Kong Kok King, Chief Technical Officer, No. 2, Jalan Damai Impian2, Off Lingkungan Alam Damai Cheras, 56000 Kuala Lumpur, Malaysia	-	0%	0%
All of executive officers and director as a group	141,350,000	42.59%	42.59%

5% or greater shareholders (excluding officers/directors)
Terence Tulus	108,000,000	32.54%	32.54%
How Kok Choong2	26,250,000	7.91%	7.91%

1 Fong Teck Kheong owns 100% of the issued and outstanding shares of Phoenix Plus Holding Sdn Bhd. and 50% of the issued and outstanding shares of H&D Holding Sdn Bhd, therefore, the table above includes the share ownership of Phoenix Plus Holding Sdn Bhd and H&D Holding Sdn Bhd with Mr. Fong Teck Kheong collectively, in the row of Mr. Fong

2How Kok Choong is a controlling shareholder of Agape ATP Corporation and owns 50% of the issued and outstanding shares of H&D Holding Sdn Bhd, therefore, the table above includes the share ownership of Agape ATP Corporation and H&D Holding Sdn Bhd with Mr. How Kok Choong collectively, in the row of Mr. How.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (92,176,667 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on the total issued and outstanding shares of 331,917,500 as of the date of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On November 5, 2018, Mr. Fong Teck Kheong was appointed as Chief Executive Officer, President, Secretary, Treasurer and a member of our Board of Directors.

On November 5, 2018, the Company issued 100,000 shares of restricted common stock, with a par value of $0.0001 per share, to Mr. Fong Teck Kheong for initial working capital of $10.

On March 18, 2019, we, “the Company” acquired 100% of the equity interests in Phoenix Plus Corp. (herein referred as the “Malaysia Company”), a private limited company incorporated in Labuan, Malaysia, from Mr. Fong Teck Kheong, our Officer and Director in consideration of $100.

On March 25, 2019, the Company issued 119,900,000 shares of restricted common stock, with a par value of $0.0001 per share, to Mr. Fong Teck Kheong for additional working capital of $11,990.

On April 1, 2019, the Company issued 15,000,000 shares of restricted common stock, with a par value of $0.0001 per share, to AGAPE ATP Corporation, a company incorporated in Nevada, for additional working capital of $1,500. The controlling shareholder of Agape ATP Corporation is How Kok Choong.

On April 1, 2019, the Company issued 30,000,000 shares of restricted common stock, with a par value of $0.0001 per share, to H&D Holding Sdn Bhd, a company incorporated in Malaysia, for additional working capital of $3,000. The controlling shareholders of H&D Holding Sdn. Bhd are Fong Teck Kheong and How Kok Choong, each holding an equal percentage ownership.

From April 9, 2019 to April 16, 2019, the Company issued a total of 25,100,000 shares of restricted common stock, with a par value of $0.0001 per share, to Junsei Ryu, Lee Chong Chow and Phoenix Plus Holding Sdn Bhd, for total additional working capital of $753,000. Shares were purchased from the aforementioned parties at $0.03 per share of common stock. The controlling shareholder of Phoenix Plus Holding Sdn. Bhd is Mr Fong Teck Kheong, our Officer and Director.

On June 1, 2019, Mr. Kong Kok King was appointed Chief Technology Officer of the Company.

On July 25, 2019, Phoenix Plus Corp., the Malaysia Company, acquired Phoenix Plus International Limited (herein referred as the “Hong Kong Company”), a private limited company incorporated in Hong Kong, from Mr. Fong Teck Kheong, our Officer and Director in consideration of HK$1.

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4a(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) due to the fact that all sales of stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Our Chief Executive Officer Mr. Fong Teck Kheong founded and continues to operate Phoenix Plus Properties Sdn Bhd. From time to time Mr. Fong, through his involvement with Phoenix Plus Properties Sdn Bhd, may promote, and/or advertise, business activities of Phoenix Plus Corp., or any of its subsidiaries.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	For the Year Ended July 31, 2020	For the Year Ended July 31, 2019
Audit fees	$20,100	$12,500
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$20,100	$12,500

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of PHOENIX PLUS CORP. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer*

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No. 4 (File No. 333-233778) on December 20, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX PLUS CORP.
(Name of Registrant)

Date: October 30, 2020	By:	/s/ FONG TECK KHEONG
	Title:	Chief Executive Officer,
President, Director, Secretary and Treasurer

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA) A Firm registered with US PCAOB and Malaysian MIA Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak, 50400, Kuala Lumpur. Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Phoenix Plus Corp.

17/F, The Workstation,

43-45, Lyndhurst Terrace,

Central, Hong Kong.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Phoenix Plus Corp. (the ‘Company’) as of July 31, 2020 and July 31, 2019, and the related consolidated statements of operation and comprehensive, stockholders’ equity, and cash flows for the each of two years in the year ended of July 31, 2020 and July 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as July 31, 2020 and July 31, 2019, and the results of its operations and its cash flows for each of two years in the year ended July 31, 2020 and July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2019.

/s/ Total Asia Associates PLT
TOTAL ASIA ASSOCIATES PLT

Kuala Lumpur, Malaysia

October 30, 2020

PHOENIX PLUS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of	As of
	July 31 2020 (Audited)	July 31 2019 (Audited)

ASSETS
Current assets
Subscription receivables	$-	$197,810
Trade receivables	17,943	10,204
Prepayment and deposits	242,936	3,277
Cash at banks	1,408,048	2,291,534
	1,668,927	2,502,825
Non-current assets
Property, plant and equipment, net	59,852	-
Lease asset- right of use	14,151	-
	74,003	-

TOTAL ASSETS	1,742,930	2,502,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$577	$-
Other payables and accrued liabilities	41,666	15,286
Lease liabilities, current	16,632	-
Amount due to related parties	-	6,464
Total current liabilities	58,875	21,750

Total liabilities	58,875	21,750

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized; None issued and outstanding	-	-

Common stock, $0.0001 par value, 1,000,000,000 shares authorized 331,917,500 shares issued and outstanding as of July 31, 2020 and July 31, 2019 respectively	$33,192	$33,192

Additional paid-in capital	2,463,308	2,463,308
Accumulated deficit	(812,445)	(15,425)
Total stockholders’ Equity	1,684,055	2,481,075

TOTAL LIABILITIES AND STOCKHOLDERS’ FUND	1,742,930	2,502,825

See accompanying notes to consolidated financial statements.

PHOENIX PLUS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEARS ENDED JULY 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	July 31, 2020	July 31, 2019
Revenue	$61,453	$10,204

Cost of revenue	(38,865)	-

Gross profit	22,588	10,204

Other Income:
Foreign exchange gain	26,316	14,421
Bank interest	15

Operating expenses:
Selling and distribution expenses	(292,911)	-
General and administrative expenses	(481,024)	(101)
Other operating expenses	(72,004)	(39,949)

Loss from operations	(797,020)	(15,425)

Interest expense		-

Loss before income tax	(797,020)	(15,425)

Income tax expense	-	-

Net loss for the year	$(797,020)	$(15,425)

Other comprehensive loss:
- Foreign currency translation gain	-	-

Comprehensive loss	$(797,020)	$(15,425)

Net loss per share - Basic and diluted	(0.000)	(0.000)

Weighted average number of common shares outstanding
- Basic and diluted	331,917,500	152,852,884

See accompanying notes to consolidated financial statements.

PHOENIX PLUS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEARS ENDED JULY 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON STOCK		ADDITIONAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of Nov 5, 2018 (inception)	100,000	$10	$-	$-	$10
Issuance of share capital - founder’s shares from March 29, 2019 to April 1, 2019 at $0.0001 per share	299,900,000	29,990	-	-	29,990
Share issued in private placement completed on April 16, 2019 at $0.03 per share	25,100,000	2,510	750,490	-	753,000
Shares issued in private placement completed on May 10, 2019 at $0.10 per share	2,000,000	200	199,800	-	200,000
Shares issued in private placement completed on June 18, 2019 at $0.20 per share	2,067,500	207	413,293	-	413,500
Shares issued in private placement completed on July 25, 2019 at $0.40 per share	2,750,000	275	1,099,725	-	1,100,000
Net loss for the year	-	-	-	(15,425)	(15,425)

Balance as of July 31,2019	331,917,500	$33,192	$2,463,308	$(15,425)	$2,481,075
Net loss for the year	-	-	-	(797,020)	(797,020)
Balance as of July 31,2020	331,917,500	$33,192	$2,463,308	$(812,445)	$1,684,055

See accompanying notes to consolidated financial statements

PHOENIX PLUS CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR YEARS ENDED JULY 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

	Year ended July 31
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(797,020)	$(15,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	54,411	-
Operating lease expenses	(14,151)	-
Changes in operating assets and liabilities:
Accounts receivables	(7,739)	(10,204)
Other receivables and prepayment	(239,659)	(3,277)
Accounts payable	577	-
Other payables and accrued liabilities	26,380	15,286
Amount due to related parties	(6,464)	6,464
Operating lease liabilities	16,632	-
Net cash used in operating activities	(967,033)	(7,156)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	$(114,263)	$-
Net cash used in investing activities	(114,263)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from sale of common stock	-	2,496,500
Subscriptions receivables	197,810	(197,810)
Net cash provided by financing activities	197,810	2,298,690

Effect of exchange rate changes on cash and cash equivalents	$-	$-

Net (decrease)/increase in cash and cash equivalents	(883,486)	2,291,534
Cash and cash equivalents, beginning of year	2,291,534	-
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,408,048	$2,291,534
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2020 AND 2019

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

On July 25, 2019, Phoenix Plus Corp., a Malaysia Company acquired Phoenix Plus International Limited (herein referred as the “Hong Kong Company”), a private limited company incorporated in Hong Kong.

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

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended July 31, 2020, the Company suffered an accumulated deficit of $812,445 and net loss of $797,020. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basis of presentation

The consolidated financial statements for Phoenix Plus Corp. and its subsidiaries for the year ended July 31, 2020 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Phoenix Plus Corp. and its wholly owned subsidiaries, Phoenix Plus Corp. and Phoenix Plus International Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted July 31 as its fiscal year end.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated upon consolidation.

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the year reported. Actual results may differ from these estimates.

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

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue. The Company derives its revenue from provision of technical consultancy on solar power system and consultancy on green energy solution

Cost of revenue

Cost of revenue includes the cost of services and product in providing business mentoring, nurturing, incubating and corporate development advisory services

Cash and cash equivalents

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

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations

Income taxes

The provision of income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date.

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

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Net income/(loss) per share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Labuan and Hong Kong maintains its books and record in United States Dollars (“US$”) respectively, and Ringgits Malaysia (“RM”) is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended July 31,
	2020	2019

Year-end RM : US$1 exchange rate	4.24	4.12
Year-average RM: US$1 exchange rate	4.22	4.13
Year-end HK$ : US$1 exchange rate	7.75	7.83
Year-average HK$ : US$1 exchange rate	7.14	7.84

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2020 AND 2019

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

Leases

Prior to August 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective August 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those years. (see Note 12)

Recent accounting pronouncements

ASB issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) entirely from current accounting guidance. The Company has elected adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2020 AND 2019

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

As of July 31, 2020 and 2019, the Company has an issued and outstanding common share of 331,917,500.

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of July 31, 2020 are summarized below:

	As of July 31, 2020 (audited)	As of July 31, 2019 (audited)
Leasehold improvement	$114,263	$-
Accumulated depreciation	(54,411)	$-
Property, plant and equipment, net	$59,852	$-

These leasehold improvement include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. The leasehold improvement have completed on September 2019.

5. PREPAYMENT AND DEPOSITS

Prepayments and deposits consisted of the following at July 31, 2020 and July 31, 2019.

	As of July 31, 2020 (audited)	As of July 31, 2019 (audited)
Prepayment and deposits	$242,936	$3,277
Total prepayments and deposits	$242,936	$3,277

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6. TRADE PAYABLE

Trade payable consisted of the following at July 31, 2020 and July 31, 2019:

	As of July 31, 2020 (Audited)	As of July 31, 2019 (audited)
Trade payable	$577	$-
Total trade payable	$577	$-

7. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at July 31, 2020 and July 31, 2019:

	As of July 31, 2020 (Audited)	As of July 31, 2019 (Audited)
Accrued audit fees	$12,500	$12,500
Other payable and accrued liabilities	$11,069	$2,786
Share subscriptions received in advance	$18,097	$-
Total payables and accrued liabilities	$41,666	$15,286

8. REVENUE

For the year ended July 31, 2020, .the Company has revenue arise from the following:

	For the year ended July 31, 2020 (Audited)	For the year ended July 31, 2019 (Audited)
Consultancy service provided	$61,453	$10,204
	$61,453	$10,204

9. OTHER INCOME

For the year  ended July 31, 2020, the Company has other income arise from the following:

	For the year ended July 31, 2020 (Audited)	For the year ended July 31, 2019 (Audited)
Gain from foreign exchange arise from bank remittance transaction	$26,316		$14,421
Bank interest	$15	$
	$26,331		$14,421

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. INCOME TAXES

For the year ended July 31, 2020, the local (United States) and foreign components of income/ (loss) before income taxes were comprised of the following:

	Year ended July 31, 2020	Year ended July 31, 2019
Tax jurisdictions from:
Local	$(346,424)	(30,068)
Foreign, representing
- Labuan	(37,961)	7,626
- Hong Kong	$(412,635)	7,017
Loss before income tax	$(797,020)	(15,425)

The provision for income taxes consisted of the following:

For the Year ended July 31, 2020
Current:
- Local	$-
- Foreign	-
Deferred:
- Local	-
- Foreign	-

Income tax expense	$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Seychelles, Hong Kong and Shanghai, PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of July 31, 2020 the operations in the United States of America incurred $797,020 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $75,626 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

11. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

The Company officially adopted ASC 842 for the year on and after August 1, 2019 as permitted by ASU 2016-02. ASC 842 originally required all entities to use a “modified retrospective” transition approach that is intended to maximize comparability and be less complex than a full retrospective approach. On July 30, 2018, the FASB issued ASU 2018-11 to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02 of which permits entities may elect not to recast the comparative years presented when transitioning to ASC 842. As permitted by ASU 2018-11, the Company elect not to recast comparative years, thusly.

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

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$27,632
Less: imputed interest	(860)
Initial recognition as of August 1, 2019	$26,772

As of July 31, 2020 operating lease right of use asset as follow:

Initial recognition as of August 1, 2019	$26,772
Additional portion from 1 July 31, 2020 to 30 June 2021	2,719
Accumulated amortization	(15,105)
Foreign exchange translation loss	(235)
Balance as of July 31, 2020	$14,151

As of July 31, 2020, operating lease liability as follow:

Initial recognition as of August 1, 2019	$26,772
Add: additional portion (increase of leasing fee)	2,719
Less: gross repayment	(14,151)
Add: imputed interest	743
Foreign exchange translation gain	549
Balance as of July 31, 2020	$16,632
Less: lease liability current portion	(16,632)
Lease liability non-current portion	$-

For the year ended July 31, 2020, the amortization of the operating lease right of use asset are $15,105.

Maturities of operating lease obligation as follow:

Year ending
$-
July 31, 2021 (11 months)	16,632
Total	$16,632

Other information:

	Year ended July 31,
	2020	2019
	(Audited)	(Audited)
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$16,632	$-
Right-of-use assets obtained in exchange for operating lease liabilities	14,151
Remaining lease term for operating lease (years)	0.9	-
Weighted average discount rate for operating lease	3.3%	-

Lease expenses were $15,844 for the year ended July 31, 2020. The Company adopt ASC 842 on and after August 1, 2019

12. CONCENTRATION OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the year ended July 31, 2020 and 2019, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at year-end are presented as follows:

	For the year ended July 31
	2020	2019	2020	2019	2020	2019
	Revenue		Percentage of Revenue		Accounts Receivable, Trade
Customer A	$61,453	$10,204	100%	100%	$17,943	$10,204
	$61,453	$10,204	100%	100%	$17,943	$10,204

(b)	Major vendors

For the year ended July 31, 2020 and 2019, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at year-end are presented as follows:

	For the year ended July 31
	2020	2019	2020	2019	2020	2019
	Cost of Revenue		Percentage of Cost of Revenues		Accounts Payable, Trade
Vendor A	$38,865	$-	100%	-%	$577	$-
	$38,865	$-	100%	-%	$577	$-

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2020 up through the date the Company presented these audited consolidated financial statements.

From February 17, 2020, the Company received US$15,164 from 1 investors, being the subscription for 15,000 of the company’s common shares during the Initial Public Offering (IPO) stage. The IPO process of the company is currently still ongoing and has yet to be closed. As of July 31, 2020, the subscribed shares have yet to be allotted to the investors, and the proceed is recorded as subscriptions received in advance in the balance sheet.

During the fiscal year, the World Health Organization declared the Coronavirus (COVID-19) outbreak to be a pandemic, which has caused severe global social and economic disruptions and uncertainties, including markets where the Company operates.

The Company considers this outbreak as non-adjusting-events. The consequences brought about by Covid-19 continue to evolve and whilst the Company actively monitoring and managing its operations to respond to these changes, the Company does not consider it practicable to provide any quantitative estimate on the potential impact it may have on the Company

