Form 10-Q
period 2020-10-31
Phoenix Plus Corp.
filed 2020-12-17
CIK 1785493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-233778

PHOENIX PLUS CORP

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 13, 2020
Common Stock, $.0001 par value	331,917,500

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2020 AND JULY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	October 31, 2020	July 31, 2020
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Trade receivables	$32,136	$17,943
Prepayment and deposits	238,385	242,936
Cash in bank	1,512,319	1,408,048
Total Current Assets	$1,782,840	$1,668,927

NON-CURRENT ASSETS
Property, plant and equipment, net	$43,529	$59,852
Lease asset- right of use	10,562	14,151
	54,091	74,003

TOTAL ASSETS	1,836,931	1,742,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payable	-	577
Others payables and accrued liabilities	175,812	41,666
Lease liabilities, current	12,405	16,632
Total Current Liabilities	$188,217	$58,875

TOTAL LIABILITIES	$188,217	$58,875

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 1,000,000,000 shares authorized, 331,917,500 shares issued and outstanding as of October 31, 2020 and July 31, 2020	$33,192	$33,192
Additional paid in capital	2,463,308	2,463,308
Accumulated other comprehensive profit	-	-
Accumulated deficit	(847,786)	(812,445)
TOTAL STOCKHOLDERS’ EQUITY	$1,648,714	$1,684,055

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,836,931	$1,742,930

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended October 31, 2020	Three months ended October 31, 2019
	(Unaudited)	(Unaudited)
REVENUE	$14,193	$15,306

COST OF REVENUE	(9,067)	(836)

GROSS PROFIT	5,126	14,470

OTHER INCOME	21,558	3,021

SELLING AND DISTRIBUTION EXPENSES	(5,625)	(144,038)

GENERAL AND ADMINISTRATIVE EXPENSES	(56,400)	(147,778)

LOSS BEFORE INCOME TAX	(35,341)	$(274,325)

INCOME TAXES PROVISION	-	-

NET LOSS	(35,341)	(274,325)

Net Loss attributable to Non-Controlling Interests
Other comprehensive income/(loss):
- Foreign exchange adjustment gain/(loss)	-	-
COMPREHENSIVE LOSS	$(35,341)	$(274,325)

Net loss per share- Basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	331,917,500	331,917,500

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three Months Ended October 31, 2020
(Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2020	331,917,500	$33,192	$2,463,308	$-	$(812,445)	$1,684,055
Net loss for the period	-	-	-	-	(35,341)	(35,341)
Balance as of October 31,2020	331,917,500	33,192	2,463,308	-	(847,786)	1,648,714

Three Months Ended October 31, 2019
(Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2019	331,917,500	$33,192	$2,463,308	$-	$(15,425)	$2,481,075
Net loss for the period	-	-	-	-	(274,325)	(274,325)
Balance as of October 31, 2019	331,917,500	33,192	2,463,308	-	(289,750)	2,206,750

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended October 31
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,341)	$(274,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,323	5,441
Operating lease expenses	3,589	23,801
Changes in operating assets and liabilities:
Accounts receivables	(14,193)	(5,102)
Other receivables and prepayment	4,551	-
Accounts payable	(577)	-
Other payables and accrued liabilities	134,146	(523)
Amount due to related parties	-	3,845
Operating lease liabilities	(4,227)	(23,801)
Net cash provided by / (used in) operating activities	104,271	(270,664)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of property, plant and equipment	$-	$(114,263)
Net cash used in investing activity	-	(114,263)

CASH FLOWS FROM FINANCING ACTIVITY:
Subscriptions receivables	-	197,810
Net cash provided by financing activity	-	197,810

Effect of exchange rate changes on cash and cash equivalents	$-	$-

Net increase/(decrease) in cash and cash equivalents	104,271	(181,117)
Cash and cash equivalents, beginning of year	1,408,048	2,291,534
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,512,319	$2,104,417
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCOTBER 31, 2020

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for Phoenix Plus Corp. and its subsidiaries. For the period ended October 31, 2020 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Phoenix Plus Corp. and its wholly owned subsidiaries, Phoenix Plus Corp. and Phoenix Plus International Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted July 31 as its fiscal year end.

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, For the period ended October 31, 2020, the Company incurred a net loss of $35,341 and has generated revenue of $14,193. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PHOENIX PLUS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020

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

Translation of amounts from MYR into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended October 31, 2020	As of and for the period ended October 31, 2019

Period-end RM : US$1 exchange rate	4.15	4.18
Period-average RM : US$1 exchange rate	4.16	4.18
Period-end HK$: US$1 exchange rate	7.75	7.84
Period-average HK$ : US$1 exchange rate	7.75	7.84

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020

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

Leases

Prior to August 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective August 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. (see Note 11).

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

PHOENIX PLUS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020

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

Between March 28, 2019 to April 1, 2019, the Company issued 135,000,000 shares of restricted common stock to 5 parties, with a par value of $0.0001 per share, for total additional working capital of $13,500.

On April 1, 2019, the Company issued 15,000,000 shares of restricted common stock to AGAPE ATP Corporation a company incorporated in Nevada with a par value of $0.0001 per share, for additional working capital of $1,500.

On April 1, 2019, the Company issued 30,000,000 shares of restricted common stock, with a par value of $0.0001 per share, to H&D Holding Sdn Bhd, a company incorporated in Malaysia, for additional working capital of $3,000.

Between April 9, 2019 to April 16, 2019, the Company issued 25,100,000 shares of restricted common stock to Junsei Ryu, Lee Chong Chow and Phoenix Plus Holding Sdn Bhd with a par value of $0.03 per share, for additional working capital of $753,000.

Between April 25, 2019 to May 10, 2019, the Company sold shares to 19 foreign individuals, whom all reside in Malaysia. A total of 2,000,000 shares of restricted common stock were sold at a price of $0.10 per share. The total proceeds to the Company amounted to a total of $200,000.

Between May 11, 2019 to June 18, 2019, the Company sold shares to 23 foreign parties whom resides in Malaysia. A total of 2,067,500 shares of restricted common stock were sold at a price of $0.20 per share. The total proceeds to the Company amounted to $413,500.

Between May 20, 2019 to July 25,2019, the Company sold shares to 15 foreign parties , all of which do not reside in the United States. A total of 2,750,000 shares of restricted common stock were sold at a price of $0.40 per share. The total proceeds to the Company amounted to a total of $1,100,000.

As of October 31, 2020, the Company has an issued and outstanding common share of 331,917,500.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of October 31, 2020 are summarized below:

	As of October 31, 2020 (unaudited)	As of July 31, 2020 (audited)
Leasehold improvement	$114,263	$114,263
Accumulated depreciation	(70,734)	$(54,411)
Total	$43,529	$59,852

These leasehold improvement include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. The leasehold improvement have completed on September 2019.

Depreciation expense for the period ended October 31, 2020 and October 31, 2019 was $16,323 and $5,441 respectively

5. PREPAYMENT AND DEPOSITS

Prepayments and deposits consisted of the following at October 31, 2020 and July 31, 2020:

	As of October 31, 2020 (unaudited)	As of July 31, 2020 (audited)
Subscription receivable	$232,040	$232,040
Deposits	3,277	3,277
Prepayment	3,068	7,619
Total prepayments and deposits	$238,385	$242,936

 Subscription receivable is an investment in a company’s share of 18,000 ordinary shares.

6. TRADE PAYABLE

Trade payable consisted of the following at October 31, 2020 and July 31, 2020:

	As of October 31, 2020 (unaudited)	As of July 31, 2020 (audited)
Trade payable	$-	$577
Total trade payable	$-	$577

7. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at October 31, 2020 and July 31, 2020:

	As of October 31, 2020	As of July 31, 2020
Accrued audit fees	$8,800	$12,500
Accrued expenses	$10,786	$11,069
Share subscription receipts in advance	$156,226	$18,097
Total payables and accrued liabilities	$175,812	$41,666

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

8. REVENUE

For the period ended October 31, 2020 and 2019 the Company has revenue arise from the following:

	Three months period ended October 31, 2020 (Unaudited)	Three months period ended October 31, 2019 (Unaudited)
Consultancy service provided	$14,193	$15,306
Total Revenue	$14,193	$15,306

9. OTHER REVENUE

For the period ended October 31, 2020 and 2019 the Company has other revenue arise from the following:

	Three months period ended October 31, 2020 (Unaudited)	Three months period ended October 31, 2019 (Unaudited)
Gain from foreign exchange arise from bank remittance transaction	$21,558	$3,021
Bank interest	-	$-
	$21,558	$3,021

10. INCOME TAXES

For the period ended October 31, 2020 the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Three months ended October 31, 2020 (Unaudited)	Three months ended October 31, 2019 (Unaudited)
Tax jurisdictions from:
Local	$(5,343)	$(110,967)
Foreign, representing
- Labuan	17,649	(16,243)
- Hong Kong	$(47,567)	$(147,115)
Loss before income tax	$(35,341)	$(274,325)

The provision for income taxes consisted of the following:

	For the period ended October 31, 2020	For the period ended October 31, 2019
Current:
- Local	-	-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

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

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of October 31, 2020 the operations in the United States of America incurred $5,343 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $1,122 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, Phoenix Plus Corp.is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Hong Kong

Phoenix Plus International Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

12. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

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

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$27,632
Less: imputed interest	(860)
Initial recognition as of August 1, 2019	$26,772

As of October 31, 2020, operating lease right of use asset as follow:

Initial recognition as of August 1, 2019	$26,772
Additional portion from 1 July 31, 2020 to 30 June 2021	2,719
Accumulated amortization	(19,153)
Foreign exchange translation gain	224
Balance as of October 31, 2020	$10,562

As of October 31, 2020, operating lease liability as follow:

Initial recognition as of August 1, 2019	$26,772
Add: additional portion (increase of leasing fee)	2,719
Less: gross repayment	(18,184)
Add: imputed interest	874
Foreign exchange translation loss	224
Balance as of October 31, 2020	$12,405
Less: lease liability current portion	(12,405)
Lease liability non-current portion	$-

For the three months ended October 31, 2020 and October 31, 2019, the amortization of the operating lease right of use asset are $3,589 and $23,801.

Maturities of operating lease obligation as follow:

Year ending
$-
July 31, 2021 (8 months)	12,325
Total	$12,325

Other information:

	Period ended October 31
	2020	2019
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$4,227	$23,801
Right-of-use assets obtained in exchange for operating lease liabilities	10,562	14,151
Remaining lease term for operating lease (years)	0.7	1.5
Weighted average discount rate for operating lease	3.3%	3.1%

Lease expenses were $4,401 for the period ended October 31, 2020 and $3,012 for the period ended October 31, 2019. The Company adopt ASC 842 on and after August 1, 2019.

13. SIGNIFICANT EVENTS

During the fiscal year, the World Health Organization declared the Coronavirus (COVID-19) outbreak to be a pandemic, which has caused severe global social and economic disruptions and uncertainties, including markets where the Company operates. The consequences brought about by Covid-19 continue to evolve and whilst the Company actively monitoring and managing its operations to respond to these changes, the Company does not consider it practicable to provide any quantitative estimate on the potential impact it may have on the Company.

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through October 31, 2020 the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K, dated October 30, 2020, for the year ended July 31, 2020 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

We have a physical office in Malaysia with address of 2-3 & 2-5 Bedford Business Park, Jalan 2/137B, Batu 5, Jalan Kelang Lama, 58200 Kuala Lumpur, Malaysia which completed renovation in September 2019. The office space is 12,000 square feet and to date the company has spent $114,263 towards ongoing renovations. These renovations include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. Our office space is rented by Phoenix Plus International Limited for a 12 month period from July 1, 2019 to June 30, 2020, for an initial down payment of MYR 13,500 and additional bi-monthly payments in the amount of MYR 6,500 over the course of the lease. The Company has an option to renew the tenancy for another 12 months period at a rental subject to mutual agreement with the landlord

Phoenix Plus Corp, through its Hong Kong subsidiary, is engaged in providing technical consultancy on solar power systems and consultancy on green energy solutions, with an additional focus on the commercialization of a targeted portfolio of solar products (amorphous thin film solar panels and ancillary products) and technologies for a wide range of applications including electrical power production. Our mission is to harness the power of the sun to meet the growing resource demands of sustainable 21st century development.

Our business is to market and sell solar power products, systems and services. Specifically, we intend to engage in the following:

●	Install solar panels in both commercial and residential settings; and
●	Develop and maintain solar parks.

3

Results of Operation

For the three months ended October 31, 2020 and 2019

Revenues

For the three months ended October 31, 2020 and 2019, the Company has generated revenue of $14,193 and $15,306 respectively. The revenue represented income from consultancy services provided to our customers on engineering, equipment procurement and transportation, and construction on solar plant.

Cost of Revenue and Gross Margin

For the three months ended October 31, 2020 and 2019, cost incurred arise in providing consultancy services are $9,067 and $836 respectively. The company generates a gross profit for the three months ended October 31, 2020 and 2019 of $5,126 and $14,470.

Selling and marketing expenses

For the three months ended October 31, 2020 and 2019, we had incurred selling and marketing expenses in the amount of $5,625 and $144,038. These expenses comprised of marketing events and conference to promote the company in Malaysia.

General and administrative expenses

For the three months ended October 31, 2020 and 2019, we had incurred general and administrative expenses in the amount of $56,400 and $147,778. These expenses are comprised of professional fees, listing consultancy fees, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $21,558 and $3,021 as other income for the three months ended October 31, 2020 and 2019. This income is derived from the interest income and foreign exchange gain.

Net Loss

Our net loss for three months ended October 31, 2020 and 2019 were $35,341 and $274,325. The net loss mainly derived from the general and administrative, and selling and marketing expenses incurred.

4

Liquidity and Capital Resources

As of October 31, 2020, and 2019, we had cash and cash equivalents of $1,512,319 and $944,614. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the three months ended October 31, 2020, we have met these requirements primarily from the receipt of subscription for private placement shares.

Cash Used In Operating Activities

For the three months ended October 31, 2020 and 2019, net cash generate from/ (used in) operating activities was $104,271 and $(270,664). The increase in cash used in operating activities was mainly for payment of general and administrative expenses, and selling and marketing expenses.

Cash Provided By Financing Activities

For the three months ended October 31, 2020 and 2019, net cash provided by financing activities was $0 and $197,810. The financing cash flow performance primarily reflects sale of common stock and collection of subscription receivables.

Cash Used In Investing Activities

For the three months ended October 31, 2020 and 2019, the net cash used in investing activities was $0and $114,263. The cash used in investing activities was primarily due to renovation expenses related to a leased office space and office equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of October 31, 2020.

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

5

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Investment Officer. Based upon that evaluation, our Chief Executive Officer and Chief Investment Officer concluded that, as of October 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6

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

7

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

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Phoenix Plus Corp.
(Name of Registrant)

Date: December 17, 2020
	By:	/s/ FONG TECK KHEONG
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

9