Form 10-Q
period 2021-01-31
Phoenix Plus Corp.
filed 2021-03-17
CIK 1785493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended January 31, 2021

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 12, 2021
Common Stock, $.0001 par value	331,917,500

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of January 31, 2021 (unaudited) and July 31, 2020 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three months and Six Months Ended January 31, 2021 and 2020 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended January 31, 2021 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2021 and 2020 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-14
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-5
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES	6
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	7
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	7
ITEM 4	MINE SAFETY DISCLOSURES	7
ITEM 5	OTHER INFORMATION	7
ITEM 6	EXHIBITS	8
	SIGNATURES	9

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of January 31, 2021 (unaudited) and July 31, 2020 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three Months and Six Months Ended January 31, 2021 and 2020 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended January 31, 2021 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2021 and 2020 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6-F-14

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2021 AND JULY 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	January 31, 2021	July 31, 2020
	Unaudited	Audited
ASSETS
NON CURRENT ASSETS
Property, plant and equipment, net	$27,204	$59,852
Operating lease asset-right of use	6,813	14,151
	34,017	74,003

CURRENT ASSETS
Cash and cash equivalents	$1,648,857	$1,408,048
Trade receivables	9,885	17,943
Prepayments and deposits	245,074	242,936
Subscription receivables	-	-
Total Current Assets	$1,903,816	$1,668,927

TOTAL ASSETS	1,937,833	1,742,930

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade payable	$-	$577
Other payables and accrued liabilities	332,135	41,666
Amount due to related parties	-	-
Operating lease liabilities	7,996	16,632

Total Current Liabilities	$340,131	$58,875

NON-CURRENT LIABILITIES
Operating lease liabilities	$-	$-

TOTAL LIABILITIES	$340,131	$58,875

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 1,000,000,000 shares authorized, 331,917,500 shares issued and outstanding as of January 31, 2021 and July 31, 2020	$33,192	$33,192
Additional paid in capital	2,463,308	2,463,308
Accumulated deficit	(898,798)	(812,445)
TOTAL STOCKHOLDERS’ EQUITY	$1,597,702	$1,684,055

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,937,833	$1,742,930

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE SIX MONTHS ENDED JANUARY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended January 31		Six Months Ended January 31
	2021	2020	2021	2020

REVENUE	$-	$23,077	$14,193	$38,383

COST OF REVENUE	$(21,118)	$(30,878)	$(30,185)	$(31,714)

GROSS (LOSS)/ PROFIT	$(21,118)	$(7,801)	$(15,992)	$6,669

OTHER INCOME	$32,147	$8,179	$53,705	$11,199

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(62,041)	$(310,720)	$(124,066)	$(602,911)

LOSS BEFORE INCOME TAX	$(51,012)	$(310,342)	$(86,353)	$(585,043)

INCOME TAX PROVISION	$-	$-	$-	$-

NET LOSS	$(51,012)	$(310,342)	$(86,353)	$(585,043)

OTHER COMPREHENSIVE LOSS	$-	$-	$-	$-

TOTAL COMPREHENSIVE LOSS	$(51,012)	$(310,342)	$(86,353)	$(585,043)

Net loss per share, basic and diluted:	$-	$-	$-	$-

Weighted average number of common shares outstanding – Basic and diluted	331,917,500	331,917,500	331,917,500	331,917,500

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR SIX MONTHS ENDED JANUARY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Six Months Ended January 31, 2021
(Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2020	331,917,500	$33,192	$2,463,308	$-	$(812,445)	$1,684,055
Net loss for the period	-	-	-	-	(35,341)	(35,341)
Balance as of October 31,2020	331,917,500	33,192	2,463,308	-	(847,786)	1,648,714
Net loss for the period	-	-	-	-	(51,012)	(51,012)
Balance as of January 31,2021	331,917,500	33,192	2,463,308	-	(898,798)	1,597,702

Six Months Ended January 31, 2020
(Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2019	331,917,500	$33,192	$2,463,308	$-	$(15,425)	$2,481,075
Net loss for the period	-	-	-	-	(274,701)	(274,701)
Balance as of October 31, 2019	331,917,500	33,192	2,463,308	-	(290,126)	2,206,374
Net loss for the period	-	-	-	-	(310,342)	(310,342)
Balance as of January 31, 2020	331,917,500	33,192	2,463,308	-	(600,468)	1,896,032

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended January 31
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(86,353)	$(585,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,647	21,764
Operating lease expenses	7,338	6,826
Amount due from director		-
Changes in operating assets and liabilities:
Accounts receivables	8,058	(52)
Accounts payable	(577)	22,050
Other payables and accrued liabilities	290,469	(10,000)
Other receivables and prepayment	(2,137)	(5,482)
Amount due to related party		(6,464)
Operating lease liabilities	(8,636)	(6,077)
Net cash provided by/(used in) operating activity	240,809	(562,478)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of property, plant and equipment	$-	$(114,263)
Net cash used in investing activity	-	(114,263)

CASH FLOWS FROM FINANCING ACTIVITY:
Subscriptions receivables	-	197,810
Net cash provided by financing activity	-	197,810

Effect of exchange rate changes on cash and cash equivalents	$-	$-

Net increase/(decrease) in cash and cash equivalents	240,809	(478,931)
Cash and cash equivalents, beginning of period	1,408,048	2,291,534
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,648,857	$1,812,603
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2021

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for Phoenix Plus Corp. and its subsidiaries For the period ended January 31, 2021 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Phoenix Plus Corp. and its wholly owned subsidiaries, Phoenix Plus Corp. and Phoenix Plus International Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted July 31 as its fiscal year end.

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2021

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended January 31, 2021, the Company incurred a net loss of $86,353 and has generated revenue of $14,193 .These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2021

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

Translation of amounts from MYR into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six months ended January 31
	2021	2020
Period-end MYR : US$1 exchange rate	4.04	4.10
Period-average MYR : US$1 exchange rate	4.10	4.16
Period-end HKD$ : US$1 exchange rate	7.75	7.84
Period-average HKD$ : US$1 exchange rate	7.75	7.82

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2021

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2021

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

As of January 31, 2021, the Company has an issued and outstanding common share of 331,917,500.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of January 31, 2021 are summarized below:

	As of January 31, 2021 (unaudited)	As of July 31, 2020 (audited)
Leasehold improvement	$114,263	$114,263
Accumulated depreciation	(87,059)	$(54,411)
Total	$27,204	$59,852

These leasehold improvement include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. The leasehold improvement have completed on September 2019.

Depreciation expense for the six months period ended January 31, 2021 and January 31, 2020 was $32,647 and $21,764 respectively

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

5. PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following at January 31, 2021 and July 31, 2020:

	As of January 31, 2021 (unaudited)	As of July 31, 2020 (audited)
Subscription receivable	$232,040	$232,040
Deposits	3,277	3,277
Prepayment	9,757	7,619
Total prepayments and deposits	$245,074	$242,936

Subscription receivable is an investment in a company’s share of 18,000 ordinary shares.

6. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at January 31, 2021 and July 31, 2020:

	As of January 31, 2021 (unaudited)	As of July 31, 2020 (audited)
Accrued audit fees	$8,800	$12,500
Other payable and accrued liabilities	10,786	11,069
Share subscriptions received in advance	312,549	18,097
Total payables and accrued liabilities	$332,135	$41,666

7. REVENUE

For the period ended January 31, 2021, .the Company has revenue arise from the following:

	For the six months ended January 31, 2021 (unaudited)	For the six months ended January 31, 2020 (unaudited)
Consultancy service provided	$14,193	$38,383
		-
Total Revenue	$14,193	$38,383

8. OTHER REVENUE

For the period ended January 31, 2021, .the Company has revenue arise from the following:

	For the six months ended January 31, 2021 (unaudited)	For the six months ended January 31, 2020 (unaudited)
Gain from foreign exchange arise from bank remittance transaction	$53,705	$11,199
	-	-
	$53,705	$11,199

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9. INCOME TAXES

For the six months ended January 31, 2021, the local (United States) and foreign components of income/ (loss) before income taxes were comprised of the following:

	Six months ended January 31, 2021	Six months ended January 31, 2020
Tax jurisdictions from:
Local	$(20,723)	(248,985)
Foreign, representing
- Labuan	48,366	4,796
- Hong Kong	$(113,996)	(340,854)
Loss before income tax	$(86,353)	(585,043)

The provision for income taxes consisted of the following:

	For the period ended January 31, 2021	For the period ended January 31, 2020
Current:
- Local	$-	-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Seychelles, Hong Kong and Shanghai, PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of January 31, 2021, the operations in the United States of America incurred $397,215 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $83,415 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, Phoenix Plus Corp.is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Hong Kong

Phoenix Plus International Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2021

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

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$27,632
Less: imputed interest	(860)
Initial recognition as of August 1, 2019	$26,772

As of January 31, 2021 operating lease right of use asset as follow:

Initial recognition as of August 1, 2019	$26,772
Additional portion from 1 July 31, 2020 to 30 June 2021	2,719
Accumulated amortization	(23,708)
Foreign exchange translation gain	1,030
Balance as of January 31, 2021	$6,813

As of January 31, 2021, operating lease liability as follow:

Initial recognition as of August 1, 2019	$26,772
Add: additional portion (increase of leasing fee)	2,719
Less: gross repayment	(23,008)
Add: imputed interest	976
Foreign exchange translation loss	537
Balance as of January 31, 2021	$7,996
Less: lease liability current portion	(7,996)
Lease liability non-current portion	$-

For the three and six months ended January 31, 2021, the amortization of the operating lease right of use asset are $3,749 and $7,338 respectively.

Maturities of operating lease obligation as follow:

Year ending
July 31, 2021 (5 months)	7,996
Total	$7,996

Other information:

	Six months ended January 31,
	2021	2020
	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$8,636	$6,077
Right-of-use assets obtained in exchange for operating lease liabilities	6,813	19,946
Remaining lease term for operating lease (years)	0.42	1.42
Weighted average discount rate for operating lease	3.3%	3.3%

Lease expenses were $8,112 and $7,208 during the six months ended January 31, 2021 and 2020 respectively. The Company adopt ASC 842 on and after August 1, 2019

11. SIGNIFICANT EVENT

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

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2021 up through the date the Company issued the audited consolidated financial statements. During this period, there was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1 Amendment No.4, dated December 20, 2019, for the period ended January 31, 2021 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the three months ended January 31, 2021 and 2020

Revenues

For the three months ended January 31, 2021 and 2020, the Company has generated revenue of $0 and $23,077 respectively. The revenue represented income from consultancy services provided to our customers on engineering, equipment procurement and transportation, and construction on solar plant.

Cost of Revenue and Gross Margin

For the three months ended January 31, 2021 and 2020, cost incurred arise in providing consultancy services are $21,118 and $30,878 respectively. The company generates a gross loss for the three months ended January 31, 2021 and 2020 of $21,118 and $7,801.

Selling and marketing expenses

For the three months ended January 31, 2021 and 2020, we had incurred selling and marketing expenses in the amount of $0 and $162,567. These expenses comprised of marketing events and conference to promote the company in Malaysia.

General and administrative expenses

For the three months ended January 31, 2021 and 2020, we had incurred general and administrative expenses in the amount of $62,041 and $148,153. These expenses are comprised of professional fees, listing consultancy fees, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $32,147 and $8,179 as other income for the three months ended January 31, 2021 and 2020. This income is derived from the interest income and foreign exchange gain.

Net Loss

Our net loss for three months ended January 31, 2021 and 2020 were $51,012 and $310,342. The net loss mainly derived from the general and administrative, and selling and marketing expenses incurred.

For the six months ended January 31, 2021 and 2020

Revenues

For the six months ended January 31, 2021 and 2020, the Company has generated revenue of $14,193 and $38,383 respectively. The revenue represented income from consultancy services provided to our customers on engineering, equipment procurement and transportation, and construction on solar plant.

Cost of Revenue and Gross Margin

For the six months ended January 31, 2021 and 2020, cost incurred arise in providing consultancy services are $30,185 and $31,714 respectively. The company generates a gross loss of $15,992 for the six months ended January 31, 2021 and gross profit of $6,669 for six months ended January 31, 2020.

Selling and marketing expenses

For the six months ended January 31, 2021 and 2020, we had incurred selling and marketing expenses in the amount of $5,625 and $292,911. These expenses comprised of marketing events and conference to promote the company in Malaysia.

General and administrative expenses

For the six months ended January 31, 2021 and 2020, we had incurred general and administrative expenses in the amount of $118,441 and $310,000. These expenses are comprised of professional fees, listing consultancy fees, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $53,705 and $11,199 as other income for the six months ended January 31, 2021 and 2020. This income is derived from the interest income and foreign exchange gain.

Net Loss

Our net loss for six months ended January 31, 2021 and 2020 were $86,353 and $585,043. The net loss mainly derived from the general and administrative, and selling and marketing expenses incurred.

Liquidity and Capital Resources

As of January 31, 2021 and 2020, we had cash and cash equivalents of 1,648,857 and $1,812,603. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the three months ended January 31, 2021, we have met these requirements primarily from the receipt of subscription for private placement shares.

Cash Provided by/ (Used In) Operating Activities

For the six months ended January 31, 2021, net cash provided by operating activities was $240,809 and for the six months ended January 31, 2020, cash used in operating activities was $562,478. The increase in cash used in operating activities was mainly for payment of general and administrative expenses, and selling and marketing expenses.

Cash Provided In Financing Activities

For the six months ended January 31, 2021 and 2020, net cash provided by financing activities was $0 and $197,810. The financing cash flow performance primarily reflects the collection of subscription receivables.

Cash Used In Investing Activities

For the six months ended January 31, 2021 and 2020, the net cash used in investing activities was $0 and $114,263. The cash used in investing activities was primarily due to renovation expenses related to a leased office space and office equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of January 31, 2021.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of January 31, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Phoenix Plus Corp.
(Name of Registrant)

Date: March 17, 2021	By:	/s/ FONG TECK KHEONG
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

