Form 10-K
period 2021-07-31
Phoenix Plus Corp.
filed 2021-11-12
CIK 1785493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended July 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-233778

PHOENIX PLUS CORP.

(Exact name of registrant issuer as specified in its charter)

Nevada	61-1907981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2-3 & 2-5 BEDFORD BUSINESS PARK, JALAN 3/137B, BATU 5, JALAN KELANG LAMA,
58200 KUALA LUMPUR, MALAYSIA

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code +852 8120 0914

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 05, 2021
Common Stock, $.0001 par value	332,699,500

Phoenix Plus Corp

FORM 10-K

For the Fiscal Year Ended July 31, 2021

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

We have a physical office in Malaysia with address of 2-3 & 2-5 Bedford Business Park, Jalan 2/137B, Batu 5, Jalan Kelang Lama, 58200 Kuala Lumpur, Malaysia which completed renovation in September 2019. The office space is 12,000 square feet and to date the company has spent $114,263 towards ongoing renovations. These renovations include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. Our office space is rented by Phoenix Plus International Limited for a 12-month period from July 1, 2019 to June 30, 2020, for an initial down payment of MYR 13,500 and additional bi-monthly payments in the amount of MYR 4,500 over the course of the lease. The Company had decided to renew the tenancy agreement for another 12 months’ period at a rental from July 1, 2020 to June 30, 2021 with the landlord. The company has further renewed the tenancy agreement for another 24 months with bi-monthly payments in the amount of MYR 7,500 over the course of the lease from July 1, 2021 to June 30, 2023. The company has an option to renew after the end of the agreement.

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

ITEM 2. PROPERTIES

Currently we do not own property and having leasehold unit for physical office operation. These leasehold improvements include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. The leasehold improvement has completed on September 2019.

ITEM 3. LEGAL PROCEEDINGS

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest averse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

As of July 31, 2021, we had 332,699,500 shares of our Common Stock par value, $.0001 issued and outstanding. There were 123 beneficial owners of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended July 31, 2021.

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

We have a physical office in Malaysia with address of 2-3 & 2-5 Bedford Business Park, Jalan 2/137B, Batu 5, Jalan Kelang Lama, 58200 Kuala Lumpur, Malaysia which completed renovation in September 2019. The office space is 12,000 square feet and to date the company has spent $114,263 towards ongoing renovations. These renovations include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. Our office space is rented by Phoenix Plus International Limited for a 12 -month period from July 1, 2019 to June 30, 2020, for an initial down payment of MYR 13,500 and additional bi-monthly payments in the amount of MYR 4,500 over the course of the lease. The Company had decided to renew the tenancy for another 12 months from July 1 2020 to 30 June 2021 with the landlord with bi-monthly payments in the amount of MYR 7,500 over the course of the lease

Phoenix Plus Corp, through its Hong Kong subsidiary, is engaged in providing technical consultancy on solar power systems and consultancy on green energy solutions, with an additional focus on the commercialization of a targeted portfolio of solar products (amorphous thin film solar panels and ancillary products) and technologies for a wide range of applications including electrical power production. Our mission is to harness the power of the sun to meet the growing resource demands of sustainable 21st century development.

Our business is to market and sell solar power products, systems and services. Specifically, we intend to engage in the following:

●	Install solar panels in both commercial and residential settings; and

●	Develop and maintain solar parks.

Results of Operations

Revenues for the year ended July 31, 2021 and 2020

The Company generated revenue of $66,267 and $61,453 for the year ended July 31, 2021 and 2020. The revenue represented income from provision of business mentoring, nurturing and incubation services relating to client businesses and corporate development advisory services.

Cost of Revenue and Gross Margin

For the year ended July 31, 2021 and 2020, cost incurred in providing corporate development advisory services is $53,787 and $38,865. The Company generates gross profits of $12,480 and $22,588 for the year ended July 31, 2021 and 2020.

Selling and Marketing Expenses

Selling and distribution expenses for the year ended July 31, 2021 and 2020 amounted to $40,457 and $292,911 respectively. These expenses comprised expenses on website and website maintenance, marketing and networking event, and travelling expenses.

General and Administrative Expenses

General and administrative expenses for the year ended July 31, 2021 and 2020 amounted to $192,994 and $481,024 respectively. These expenses are comprised of salary, consultancy fees for listing advisory, professional fee, compliance fee, office and outlet operation expenses and depreciation.

Other operating expenses

Other operating expenses for the year ended July 31, 2021 and 2020 amounted to $180,058 and $72,004 respectively. These expenses derived from lease interest, depreciation, amortization and foreign exchange loss.

Other Income

The Company recorded an amount of $62,678 and $26,331 as other income for the year ended July 31, 2021 and 2020 respectively. This income is derived from the foreign exchange gain.

Net Loss and Net Loss Margin

The net loss for the year was $338,351, for the year ended July 31, 2021 as compared to $797,020 for the year ended July 31, 2020. The decrease in net loss of $458,669 can be contributed to the substantial decrease in selling and distribution expenses and general and administrative expenses incurred. Taking into the loss for the year ended July 31, 2021, the accumulated loss for the Company has increased from $812,445 to $1,150,797.

Liquidity and Capital Resources

As of July 31, 2021, we had cash and cash equivalents of $1,910,872 as compared to $1,408,048 for the year ended July 31, 2020. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the year ended July 31, 2021, we have met these requirements primarily from the receipt of subscription for private placement and share subscription from Initial Public Offering (IPO), which has yet to be allotted.

Cash Used In Operating Activities

For the year ended July 31, 2021 and 2020, net cash used in operating activities was $279,176 and $967,033. The cash used in operating activities was mainly for payment of general and administrative expenses.

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

As on July 31, 2021, the Company allot initial public offering shares to 62 Malaysians. A total of 782,000 shares of free trade shares were sold at a price of $1.00 per share. The total proceeds to the company amounted to $782,000.

The financing cash flow performance primarily reflects the issuance of private placement shares and IPO shares.

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4a(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sales of the stock since the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Cash Used In Investing Activities

For the financial year ended July 31, 2021 and 2020, the net cash used in investing activities was $0 and $114,263. The investing cash flow performance primarily reflects the investment in other company.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Critical Accounting Policies and Estimates

Basis of presentation

The consolidated financial statements for Phoenix Plus Corp. and its subsidiaries for the year ended July 31, 2021 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Phoenix Plus Corp. and its wholly owned subsidiaries, Phoenix Plus Corp. and Phoenix Plus International Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted July 31 as its fiscal year end.

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

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the year. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Translation of amounts from MYR into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective year:

	As of and for the year ended July 31,
	2021	2020

Year-end RM : US$1 exchange rate	4.22	4.24
Year-average RM: US$1 exchange rate	4.12	4.22
Year-end HK$: US$1 exchange rate	7.77	7.75
Year-average HK$: US$1 exchange rate	7.76	7.14

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Fong Teck Kheong	53	Chief Executive Officer, President, Secretary, Treasurer, Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year July 31, 2021, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fong Teck Kheong, Chief Executive Officer, President, Secretary, Treasurer, Director	For the year ended July 31, 2021	30,000	-	-	-	-	-	-	30,000
	For the year ended July 31, 2020	5,000	-	-	-	-	-	-	5,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 31, 2021, the Company has 332,699,500 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of July 31, 2021, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Fong Teck Kheong[1], Chief Executive Officer, President, Secretary, Treasurer and Director Address: 9-4&11-4, Jalan SP 2/7, Serdang Perdana,43300 Seri Kembangan, Selangor Dahrul Ehsan, Malaysia	141,350,000	42.49%	42.49%

All of executive officers and director as a group	141,350,000	42.49%	42.49%

5% or greater shareholders (excluding officers/directors)
Terence Tulus	108,000,000	32.46%	32.46%
How Kok Choong[2]	26,250,000	7.89%	7.898%

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

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (92,176,667 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on the total issued and outstanding shares of 332,699,500 as of the date of this Annual Report.

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

On June 1, 2019, Mr. Kong Kok King was appointed Chief Technology Officer of the Company. On May 12, 2021, Mr. Kong Kok King was resigned as Chief Technology Officer of the Company.

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

Our Chief Executive Officer Mr. Fong Teck Kheong founded and continues to operate Phoenix Plus Properties Sdn Bhd. From time-to-time Mr. Fong, through his involvement with Phoenix Plus Properties Sdn Bhd, may promote, and/or advertise, business activities of Phoenix Plus Corp., or any of its subsidiaries.

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

	For the Year Ended July 31, 2021	For the Year Ended July 31, 2020
Audit fees	$20,750	$20,100
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$20,750	$20,100

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

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No.4 (File No. 333-233778) on December 20, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX PLUS CORP.
(Name of Registrant)

Date: November 12, 2021	By:	/s/ FONG TECK KHEONG
	Title:	Chief Executive Officer,
President, Director, Secretary and Treasurer

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA)

A Firm registered with US PCAOB and Malaysian MIA

No. 36 G-2, Jalan Radin Anum, Bandar Baru Sri Petaling,

57000 Kuala Lumpur, Malaysia

Tel: (603) 9057 3131

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Phoenix Plus Corp.

2-3 & 2-5 Bedford Business Park,

Jalan 2/137B, Batu 5,

Jalan Kelang Lama,

58200 Kuala Lumpur,

Malaysia.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Phoenix Plus Corp. (“the Company”) as of July 31, 2021 and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended of July 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021, and the results of its operations and its cash flows for the year ended of July 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the year ended July 31, 2021 the Company has net capital and working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

/s/ TOTAL ASIA ASSOCIATES PLT
TOTAL ASIA ASSOCIATES PLT
We have served as the Company’s auditor since 2019.

Kuala Lumpur, Malaysia
Date: November 12, 2021

PHOENIX PLUS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of	As of
	July 31 2021 (Audited)	July 31 2020 (Audited)

ASSETS
Current assets
Trade receivables	$39,900	$17,943
Prepayment and deposits	244,348	242,936
Cash at banks	1,910,872	1,408,048
	2,195,120	1,668,927
Non-current assets
Property, plant and equipment, net	-	59,852
Lease right -of use asset	38,848	14,151
	38,848	74,003

TOTAL ASSETS	2,233,968	1,742,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-Current Liabilities	$19,099	$-
Lease liabilities, non-current	19,099	-

Current liabilities
Trade payable	$38,738	$577
Other payables and accrued liabilities	28,679	41,666
Lease liabilities, current	19,749	16,632
Amount due to related parties	-	-
Total current liabilities	87,166	58,875

Total liabilities	106,265	58,875

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized 332,699,500 shares issued and outstanding as of July 31, 2021 and 331,917,500 shares issued and outstanding as of July 31, 2020 respectively	$33,270	$33,192
Additional paid-in capital	3,245,230	2,463,308
Accumulated deficit	(1,150,797)	(812,445)
Total stockholders’ Equity	2,127,703	1,684,055

TOTAL LIABILITIES AND STOCKHOLDERS’ FUND	2,233,968	1,742,930

See accompanying notes to consolidated financial statements.

PHOENIX PLUS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEARS ENDED JULY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	July 31, 2021	July 31, 2020

Revenue	$66,267	$61,453

Cost of revenue	(53,787)	(38,865)

Gross profit	12,480	22,588

Other Income :
Foreign exchange gain	62,678	26,316
Bank interest	-	15

Operating expenses:
Selling and distribution expenses	(40,457)	(292,911)
General and administrative expenses	(192,994)	(481,024)
Other operating expenses	(180,058)	（72,004)

Loss from operations	(338,351)	(797,020)

Interest expense	-	-

Loss before income tax	(338,351)	(797,020)

Income tax expense	-	-

Net loss for the year	$(338,351)	$(797,020)

Other comprehensive loss:
- Foreign currency translation gain	-	-

Comprehensive loss	$(338,351)	$(797,020)

Net loss per share - Basic and diluted	(0.000)	(0.000)

Weighted average number of common shares outstanding - Basic and diluted	331,966,770	331,917,500

See accompanying notes to consolidated financial statements.

PHOENIX PLUS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEARS ENDED JULY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON STOCK		ADDITIONAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of Nov 5, 2018 (inception)	100,000	$10	$-	$-	$10
Issuance of share capital - founder’s shares from March 29, 2019 to April 1, 2019 at $0.0001 per share	299,900,000	29,990	-	-	29,990
Share issued in private placement completed on April 16, 2019 at $0.03 per share	25,100,000	2,510	750,490	-	753,000
Shares issued in private placement completed on May 10, 2019 at $0.10 per share	2,000,000	200	199,800	-	200,000
Shares issued in private placement completed on June 18, 2019 at $0.20 per share	2,067,500	207	413,293	-	413,500
Shares issued in private placement completed on July 25, 2019 at $0.40 per share	2,750,000	275	1,099,725	-	1,100,000
Net loss for the year	-	-	-	(15,425)	(15,425)

Balance as of July 31,2019	331,917,500	$33,192	$2,463,308	$(15,425)	$2,481,075
Net loss for the year	-	-	-	(797,020)	(797,020)
Balance as of July 31,2020	331,917,500	$33,192	$2,463,308	$(812,445)	$1,684,055
Shares issued in Initial Public Offering completed on July 9, 2021 at $1.00 per share	782,000	78	781,922	-	782,000
Net loss for the year	-	-	-	(338,351)	(338,351)

Balance as of July 31,2021	332,699,500	33,270	3,245,230	(1,150,796)	2,127,704

See accompanying notes to consolidated financial statements

PHOENIX PLUS CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR YEARS ENDED JULY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Audited)

	Year ended July 31
	2021		2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(338,351)		$(797,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		59,852		54,411
Operating lease expenses		16,156		(14,151)
Changes in operating assets and liabilities:
Accounts receivables		(21,957)		(7,739)
Other receivables and prepayment		(1,412)		(239,659)
Accounts payable		38,161		577
Other payables and accrued liabilities		(12,988)		26,380
Amount due to related parties		-		(6,464)
Operating lease liabilities		(18,637)		16,632
Net cash used in operating activities		(279,176)		(967,033)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment		$-		$(114,263)
Net cash used in investing activities		-		(114,263)

CASH FLOWS FROM FINANCING ACTIVITIES:
Subscriptions receivables		782,000		197,810
Net cash provided by financing activities		782,000		197,810

Effect of exchange rate changes on cash and cash equivalents	$		$

Net increase/(decrease) in cash and cash equivalents		502,824		(883,486)
Cash and cash equivalents, beginning of year		1,408,048		2,291,534
CASH AND CASH EQUIVALENTS, END OF YEAR		$1,910,872		$1,408,048
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid		$-		$-
Interest paid		$-		$-

See accompanying notes to consolidated financial statements.

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2021 AND 2020

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

FOR THE YEARS ENDED JULY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended July 31, 2021, the Company suffered an accumulated deficit of $1,150,797 and net loss of $338,351. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basis of presentation

The consolidated financial statements for Phoenix Plus Corp. and its subsidiaries for the year ended July 31, 2021 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Phoenix Plus Corp. and its wholly owned subsidiaries, Phoenix Plus Corp. and Phoenix Plus International Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted July 31 as its fiscal year end.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated upon consolidation.

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2021 AND 2020

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

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational.

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

FOR THE YEARS ENDED JULY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Net loss per share

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

Translation of amounts from RM into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended July 31,
	2021	2020

Year-end RM : US$1 exchange rate	4.22	4.24
Year-average RM: US$1 exchange rate	4.48	4.22
Year-end HK$: US$1 exchange rate	7.77	7.75
Year-average HK$: US$1 exchange rate	7.76	7.14

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

FOR THE YEARS ENDED JULY 31, 2021 AND 2020

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

Leases

Prior to August 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective August 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those years. (See Note 11)

Recent accounting pronouncements

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

FOR THE YEARS ENDED JULY 31, 2021 AND 2020

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

On July 9, 2021, the company has issued 782,000 free trade common share of the company at a $1 per share for a total consideration of $782,000.

As of July 31, 2021 and 2020, the Company has an issued and outstanding common share of 332,699,500 and 331,917,500 respectively.

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of July 31, 2021 and July 31, 2020 are summarized below:

	As of July 31, 2021 (Audited)	As of July 31, 2020 (Audited)
Leasehold improvement	$114,263	$114,263
Accumulated depreciation	(114,263)	$(54,411)
Property, plant and equipment, net	$-	$59,852

These leasehold improvements include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. The leasehold improvement has completed on September 2019.

5. PREPAYMENT AND DEPOSITS

Prepayments and deposits consisted of the following at July 31, 2021 and July 31, 2020.

	As of July 31, 2021 (Audited)	As of July 31, 2020 (Audited)
Subscription receivable	$232,040	$232,040
Deposits	3,277	3,277
Prepayment	9,031	7,619
Total prepayments and deposits	$244,348	$242,936

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6. TRADE PAYABLE

Trade payable consisted of the following at July 31, 2021 and July 31, 2020:

	As of July 31, 2021 (Audited)	As of July 31, 2020 (Audited)
Trade payable	$38,738	$577
Total trade payable	$38,738	$577

7. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at July 31, 2021 and July 31, 2020:

	As of July 31, 2021 (Audited)	As of July 31, 2020 (Audited)
Accrued audit fees	$12,500	$12,500
Other payable and accrued liabilities	$16,179	$11,069
Share subscriptions received in advance	$-	$18,097
Total payables and accrued liabilities	$28,679	$41,666

8. REVENUE

For the year ended July 31, 2021, the Company has revenue arise from the following:

	For the year ended July 31, 2021 (Audited)	For the year ended July 31, 2020 (Audited)
Consultancy service provided	$66,267	$61,453
	$66,267	$61,453

9. OTHER INCOME

For the year ended July 31, 2021, the Company has other income arise from the following:

	For the year ended July 31, 2021 (Audited)	For the year ended July 31, 2020 (Audited)
Gain from foreign exchange arise from bank remittance transaction	$62,678	$26,316
Bank interest	$-	$15
	$62,678	$26,331

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. INCOME TAXES

For the year ended July 31, 2021, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Year ended July 31, 2021	Year ended July 31, 2020
Tax jurisdictions from:
Local	$(83,210)	(346,424)
Foreign, representing
- Labuan	$(16,250)	(37,961)
- Hong Kong	$(238,891)	(412,635)
Loss before income tax	$(338,351)	(797,020)

The provision for income taxes consisted of the following:

For the Year ended July 31, 2021
Current:
- Local	$-
- Foreign	-
Deferred:
- Local	-
- Foreign	-

Income tax expense	$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of July 31, 2021 the operations in the United States of America incurred $338,351, of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $67,670 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, Phoenix Plus Corp.is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2021 AND 2020

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

As of July 1, 2021, the Company recognized approximately US$40,445, lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of July 1, 2021, with borrowing rate of 5.60 % adopted from CIMB Bank Berhad’s fixed deposit rate as a reference for discount rate.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$42,647
Less: imputed interest	(2,202)
Initial recognition as of July 1, 2021	$40,445

As of July 31, 2021 operating lease right of use asset as follow:

Initial recognition as of August 1, 2019	$26,772
Additional portion from 1 July 31, 2020 to 30 June 2021	2,719
Add: new lease addition from 1 July 2021 to 30 June 2023	40,445
Accumulated amortization	(31,261)
Foreign exchange translation gain	173
Balance as of July 31, 2021	$38,848

As of July 31, 2021, operating lease liability as follow:

Initial recognition as of August 1, 2019	$26,772
Add: additional portion (increase of leasing fee)	2,719
Add: new lease addition from 1 July 2021 to 30 June 2023	40,445
Less: gross repayment	(31,268)
Add: imputed interest	180
Foreign exchange translation gain	-
Balance as of July 31, 2021	$38,848
Less: lease liability current portion	(19,749)
Lease liability non-current portion	$19,099

For the year ended July 31, 2021, the amortization of the operating lease right of use asset are $16,156.

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Maturities of operating lease obligation as follow:

Year ending
July 31, 2022 (12 months)	19,749
July 30, 2023 (11 months)	19,099
Total	$38,848

Other information:

	Year ended July 31,
	2021	2020
	(Audited)	(Audited)
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$18,637	$16,632
Right-of-use assets obtained in exchange for operating lease liabilities	38,848	14,151
Remaining lease term for operating lease (years)	1.9	0.9
Weighted average discount rate for operating lease	5.60%	3.3%

Lease expenses were $17,731 for the year ended July 31, 2021. The Company adopt ASC 842 on and after August 1, 2019

12. CONCENTRATION OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the year ended July 31, 2021 and 2020, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at year-end are presented as follows:

	For the year ended July 31
	2021	2020	2021	2020	2021	2020
	Revenue		Percentage of Revenue		Accounts Receivable, Trade
Customer A	$66,267	$61,453	100%	100%	$39,900	$17,943
	$66,267	$61,453	100%	100%	$39,900	$17,943

(b)	Major vendors

For the year ended July 31, 2021 and 2020, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at year-end are presented as follows:

	For the year ended July 31
	2021	2020	2021	2020	2021	2020
	Cost of Revenue		Percentage of Cost of Revenues		Accounts Payable, Trade
Vendor A	$53,787	$38,865	100%	100%	$38,738	$577
	$53,787	$38,865	100%	100%	$38,738	$577

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2021 up through the date the Company issued the audited consolidated financial statements. During this period, there was no subsequent event that required recognition or disclosure

On October 13, 2021, Phoenix Plus Corp. (the “Company” or “we”) entered into shareholders agreement with Vettons City Angels Sdn Bhd (“VCASB”) a private limited company incorporated in Malaysia together with other 24 non -US investors who invest on the fundraising exercise carry out on July 7, 2020 by VCASB for a fund amount of MYR2,915,000. VCASB have issued and allotted 84,906 ordinary shares to the company representing 33.9% of the total ordinary shares of 250,000 issued on October 13,2021. Hence the transaction is completed.

On the same date, VCASB subscribe 250,000 ordinary shares of Vettons City Sdn. Bhd. with consideration amount of MYR2,915,000 which represent 5% of Vettons City Sdn. Bhd.’s total share capital issued.

Vettons City Sdn. Bhd is principally engaged is involved in the development of building projects for own operations which includes but not limited to, rental of space in said building(s), and research and development on information communication technology (“ICT”).

14. SIGNIFICANT EVENT

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

