Form 10-Q
period 2022-01-31
Phoenix Plus Corp.
filed 2022-03-15
CIK 1785493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended January 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-233778

PHOENIX PLUS CORP

(Exact name of registrant issuer as specified in its charter)

Nevada	61-1907931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2022
Common Stock, $.0001 par value	332,699,500

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2022 (UNAUDITED) AND JULY 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	January 31, 2022	July 31, 2021
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Trade receivables	$19,918	$39,900
Prepayment and deposits	12,286	244,348
Cash in bank	1,776,665	1,910,872
Total Current Assets	$1,808,869	$2,195,120

NON-CURRENT ASSETS
Lease asset- right of use	$29,355	$38,848
Equity method investment	231,836	-
	261,191	38,848

TOTAL ASSETS	$2,070,060	$2,233,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
NON-CURRENT LIABILITIES
Lease liabilities, non-current	$8,876	$19,099
CURRENT LIABILITIES
Account payable	$16,328	$38,738
Others payables and accrued liabilities	2,099	28,678
Lease liabilities, current	20,480	19,749
Total Current Liabilities	$38,907	$87,165

TOTAL LIABILITIES	$47,783	$106,264

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 1,000,000,000 shares authorized, 332,699,500 shares issued and outstanding as of January 31, 2021 and July 31, 2021	$33,270	$33,270
Additional paid in capital	3,245,230	3,245,230
Accumulated other comprehensive profit	-	-
Accumulated deficit	(1,256,223)	(1,150,796)
TOTAL STOCKHOLDERS’ EQUITY	$2,022,277	$2,127,704

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,070,060	$2,233,968

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2022 (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended January 31		Six Months Ended January 31
	2022	2021	2022	2021

REVENUE	$-	$-	$19,918	$14,193

COST OF REVENUE	$-	$(21,118)	$(16,328)	$(30,185)

GROSS (LOSS)/ PROFIT	$-	$(21,118)	$3,590	$(15,992)

OTHER INCOME	$438	$32,147	$35,591	$53,705

EQUITY METHOD LOSS	$(146)	$-	$(204)	$-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(75,050)	$(62,041)	$(144,404)	$(124,066)

LOSS BEFORE INCOME TAX	$(74,758)	$(51,012)	$(105,427)	$(86,353)

INCOME TAXES PROVISION	$-	$-	$-	$-

NET LOSS	$(74,758)	$(51,012)	$(105,427)	$(86,353)

OTHER COMPREHENSIVE LOSS	$-	$-	$-	$-

TOTAL COMPREHENSIVE LOSS	$(74,758)	$(51,012)	$(105,427)	$(86,353)

Net loss per share, basic and diluted:	$-	$-	$-	$-

Weighted average number of common shares outstanding – Basic and diluted	332,699,500	331,917,500	332,699,500	331,917,500

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JANUARY 31, 2022 (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Six Months Ended January 31, 2022

(Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2021	332,699,500	$33,270	$3,245,230	$-	$(1,150,796)	$2,127,704
Net loss for the period	-	-	-	-	(30,669)	(30,669)
Balance as of October 31,2021	332,699,500	33,270	3,245,230	-	(1,181,465)	2,097,035
Net loss for the period	-	-	-	-	(74,758)	(74,758)
Balance as of January 31,2022	332,699,500	33,270	3,245,230	-	(1,256,223)	2,022,277

Six Months Ended January 31, 2021

(Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2020	331,917,500	$33,192	$2,463,308	$-	$(812,445)	$1,684,055
Net loss for the period	-	-	-	-	(35,341)	(35,341)
Balance as of October 31,2020	331,917,500	33,192	2,463,308	-	(847,786)	1,648,714
Net loss for the period	-	-	-	-	(51,012)	(51,012)
Balance as of January 31,2021	331,917,500	33,192	2,463,308	-	(898,798)	1,597,702

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022 (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended January 31
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(105,427)	$(86,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity method investment loss	204	-
Depreciation of property, plant and equipment	-	31,349
Amortization of right-of-use	9,870	7,338
Operating lease expenses	938	8,636
Changes in operating assets and liabilities:
Accounts receivables	19,982	8,058
Other receivables and prepayment	24	(2,137)
Accounts payable	(22,410)	(577)
Other payables and accrued liabilities	(26,580)	290,469
Operating lease liabilities	(10,808)	(15,974)
Net cash (used)/ generated from operating activities	(134,207)	240,809

Effect of exchange rate changes on cash and cash equivalents	$-	-

Net (decrease)/ increase in cash and cash equivalents	(134,207)	240,809
Cash and cash equivalents, beginning of year	1,910,872	1,408,048
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,776,665	1,648,857
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for Phoenix Plus Corp. and its subsidiaries. For the period ended January 31, 2022 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Phoenix Plus Corp. and its wholly owned subsidiaries, Phoenix Plus Corp. and Phoenix Plus International Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted July 31 as its fiscal year end.

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended January 31, 2021, the Company incurred a net loss of $105,427and has generated revenue of $19,918. The company has accumulated deficit of $1,256,223which raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its Major shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

PHOENIX PLUS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022

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

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Labuan and Hong Kong maintains its books and record in United States Dollars (“US$”) respectively, and United States Dollars (“US$”) is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from MYR into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended January 31, 2022	As of and for the period ended January 31, 2021

Period-end RM : US$1 exchange rate	4.19	4.04
Period-average RM : US$1 exchange rate	4.19	4.10
Period-end HK$: US$1 exchange rate	7.80	7.75
Period-average HK$ : US$1 exchange rate	7.79	7.75

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022

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

Leases

Prior to August 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective August 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. (Note 12).

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

PHOENIX PLUS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022

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

As of January 31, 2022, the Company has an issued and outstanding common share of 332,699,500.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of January 31, 2022 are summarized below:

	As of January 31, 2022 (unaudited)	As of July 31, 2021 (audited)
Leasehold improvement	$114,263	$114,263
Accumulated depreciation	(114,263)	(114,263)
Total	$-	$-

PHOENIX PLUS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

These leasehold improvement include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. The leasehold improvement have completed on September 2019.

Depreciation expense for the period ended January 31, 2022 and January 31, 2021 was $0 and $32,647 respectively.

5. PREPAYMENT AND DEPOSITS

Prepayments and deposits consisted of the following at January 31, 2022 and July 31, 2021:

	As of January 31, 2022 (unaudited)	As of July 31, 2021 (audited)
Subscription receivable	$-	$232,040
Deposits	3,277	3,277
Prepayment	9,009	9,031
Total prepayments and deposits	$12,286	$244,348

6. TRADE PAYABLE

Trade payable consisted of the following at January 31, 2022 and July 31, 2021:

	As of January 31, 2022 (unaudited)	As of July 31, 2021 (audited)
Trade payable	$16,328	$38,738
Total trade payable	$16,328	$38,738

7. EQUITY METHOD INVESTMENT

	As of January 31, 2022 (unaudited)	As of July 31, 2021 (audited)
Investment, at cost	$232,040	$-
Less : Equity method loss	(204)	-
	$231,836	$-

The Company hold investment in business that is accounted for pursuant to the equity method due to the Company’s ability to exert significant influence over decisions relating to its operating and financial affairs. Revenue and expenses of this investment are not consolidated into the Company’s financial statements; rather, the proportionate share of the earnings/losses is reflected as equity method earnings/losses in statements of operations and comprehensive income/loss.

During the three months period ended January 31, 2022 and 2021, the Company accounted $146 and $0 of equity method loss respectively.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at January 31, 2022 and July 31, 2021:

	As of January 31, 2022 (unaudited)	As of July 31, 2021
Accrued audit fees	$-	$12,500
Accrued expenses	$2,099	$16,178
Total other payables and accrued liabilities	$2,099	$28,678

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9. REVENUE

For the period ended January 31, 2022 and 2021 the Company has revenue arise from the following:

	Six months period ended January 31, 2022 (Unaudited)	Six months period ended January 31, 2021 (Unaudited)
Consultancy service provided	$19,918	$14,193
Total revenue	$19,918	$14,193

10. OTHER INCOME

For the period ended January 31, 2022 and 2021 the Company has other income arise from the following:

	Six months period ended January 31, 2022 (Unaudited)		Six months period ended January 31, 2021 (Unaudited)
Gain from foreign exchange arise from bank remittance transaction:	$		$
Local		-		-
Foreign, representing
-Labuan		34,191		51,668
-Hong Kong		1,400		2,037
		$35,591		$53,705

11. INCOME TAXES

For the period ended January 31, 2022 the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Six months ended January 31, 2022 (Unaudited)	Six months ended January 31, 2021 (Unaudited)

Tax jurisdictions from:
Local	$(43,589)	$(20,723)
Foreign, representing
- Labuan	13,317	48,366
- Hong Kong	$(75,155)	$(113,996)
Loss before income tax	$(105,427)	$(86,353)

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The provision for income taxes consisted of the following:

	For the period ended January 31, 2022	For the period ended January 31, 2021
Current:
- Local	-	-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

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

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of January 31, 2022 the operations in the United States of America incurred $43,589 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $9,153 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, Phoenix Plus Corp.is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Hong Kong

Phoenix Plus International Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022

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

The recognition of operating lease right and lease liability as follow:

Gross lease payable	$42,647
Less: imputed interest	(2,202)
Recognition as of July 1, 2021	$40,445

As of January 31, 2022 operating lease right of use asset as follow:

Initial recognition as of August 1, 2019	$26,772
Additional portion from 1 July 31, 2020 to 30 June 2021	2,719
Add: new lease addition from 1 July 2021 to 30 June 2023	40,445
Accumulated amortization	(41,131)
Foreign exchange translation gain	550
Balance as of January 31, 2022	$29,355

As of January 31, 2022, operating lease liability as follow:

Initial recognition as of August 1, 2019	$26,772
Add: additional portion (increase of leasing fee)	2,719
Add: new lease addition from 1 July 2021 to 30 June 2023	40,445
Less: gross repayment	(42,076)
Add: imputed interest	506
Foreign exchange translation loss	990
Balance as of January 31, 2022	$29,356
Less: lease liability current portion	(20,480)
Lease liability non-current portion	$8,876

For the period ended January 31, 2022, the amortization of the operating lease right of use asset are $4,943.

Maturities of operating lease obligation as follow:

Year ending
January 31, 2022 (12 months)	$20,721
June 30, 2023 (5 months)	8,634
Total	$29,355

Other information:

	Period ended January 31
	2022	2021
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$938	$7,338
Right-of-use assets obtained in exchange for operating lease liabilities	29,355	6,813
Remaining lease term for operating lease (years)	1.45	0.42
Weighted average discount rate for operating lease	5.6%	3.3%

Lease expenses were $10,808 and $8,112 during the six months ended January 31, 2022 and 2021 respectively. The Company adopt ASC 842 on and after August 1, 2019.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

13. CONCENTRATIONS OF RISK

Customer Concentration

For the three months ended January 31, 2022, there are one customer who accounted for 100% of the Company’s revenues. The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	Three months ended January 31, 2022
	Revenue	Percentage of Revenue	Accounts receivable

Customer A	$-	100%	$19,918
Total	$-	100%	$19,918

For the six months ended January 31, 2022, there are one customer who accounted for 100% of the Company’s revenues. The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	Six months ended January 31, 2022
	Revenue	Percentage of Revenue	Accounts receivable

Customer A	19,918	100%	19,918
Total	$19,918	100%	$19,918

Vendor Concentration

For the three months ended January 31, 2022, there are one vendor who accounted for 100% of the Company’s revenues. The vendor who accounted for 100% of the Company’s cost of revenues and its outstanding payable balance at period-end is presented below:

	Three months ended January 31, 2022
	Cost of Revenue	Percentage of Cost of Revenue	Accounts payable

Vendor A	$-	100%	$16,328
Total	$-	100%	$16,328

For the six months ended January 31, 2022, there are one vendor who accounted for 100% of the Company’s cost of revenues. The vendor who accounted for 100% of the Company’s cost of revenues and its outstanding payable balance at period-end is presented below:

	Six months ended January 31, 2022
	Cost of Revenue	Percentage Cost of Revenue	Accounts payable

Vendor A	16,328	100%	16,328
Total	$16,328	100%	$16,328

14. SIGNIFICANT EVENTS

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

15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through January 31, 2022 the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K, dated January 31, 2022, for the year ended July 31, 2021 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

We have a physical office in Malaysia with address of 2-3 & 2-5 Bedford Business Park, Jalan 2/137B, Batu 5, Jalan Kelang Lama, 58200 Kuala Lumpur, Malaysia which completed renovation in September 2019. The office space is 12,000 square feet and to date the company has spent $114,263 towards ongoing renovations. These renovations include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. Our office space is rented by Phoenix Plus International Limited for a 24 months period from July 1, 2021 to June 30, 2023, for an initial down payment of MYR 13,500 and additional bi-monthly payments in the amount of MYR 7,500 over the course of the lease. The Company has an option to renew the tenancy for another 12 months period at a rental subject to mutual agreement with the landlord

Phoenix Plus Corp, through its Hong Kong subsidiary, is engaged in providing technical consultancy on solar power systems and consultancy on green energy solutions, with an additional focus on the commercialization of a targeted portfolio of solar products (amorphous thin film solar panels and ancillary products) and technologies for a wide range of applications including electrical power production. Our mission is to harness the power of the sun to meet the growing resource demands of sustainable 21st century development.

Our business is to market and sell solar power products, systems and services. Specifically, we intend to engage in the following:

●	Install solar panels in both commercial and residential settings; and
●	Develop and maintain solar parks.

3

Results of Operation

For the three months ended January 31, 2022 and 2021

Revenues

For the three months ended January 31, 2022 and 2021, the Company has not generated revenue respectively. The revenue represented income from consultancy services provided to our customers on engineering, equipment procurement and transportation, and construction on solar plant.

Cost of Revenue and Gross Margin

For the three months ended January 31, 2022 and 2021, cost incurred arise in providing consultancy services are $0 and $21,118 respectively. The company generates a gross loss for the three months ended January 31, 2022 and 2021 of $0 and $21,118.

Selling and marketing expenses

For the three months ended January 31, 2022 and 2021, we had not incurred selling and marketing expenses.

General and administrative expenses

For the three months ended January 31, 2022 and 2021, we had incurred general and administrative expenses in the amount of $75,050 and $62,041. These expenses are comprised of professional fees, listing consultancy fees, office and outlet operation expenses and depreciation.

For the three months ended January 31, 2022 and 2021, amortization of right-of-use is incurred in the amount of $9,870 and $7,338 respectively. It is for the rights-of-use asset of the account.

Other Income

The Company recorded an amount of $438 and $32,147 as other income for the three months ended January 31, 2022 and 2021. This income is derived from the interest income and foreign exchange gain.

Net Loss

Our net loss for three months ended January 31, 2022 and 2021 were $74,758 and $51,012. The net loss mainly derived from the general and administrative, and selling and marketing expenses incurred.

4

Liquidity and Capital Resources

As of January 31, 2022 and July 31, 2021, we had cash and cash equivalents of $1,776,665 and $ 1,910,872. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. During the three months ended January 31, 2022, we have met these requirements primarily from the receipt of subscription for private placement shares.

Cash Provided by/ (Used In) Operating Activities

For the six months ended January 31, 2022 and 2021, net cash used and generate from operating activities was $134,207 and $240,809 respectively. The increase in cash used in operating activities was mainly for payment of general and administrative expenses, and selling and marketing expenses.

Cash Provided By Financing Activities

For the six months ended January 31, 2022 and 2021, net cash provided by financing activities was $0 and $0. The financing cash flow performance primarily reflects sale of common stock and collection of subscription receivables.

Cash Used In Investing Activities

For the six months ended January 31, 2022 and 2021, the net cash used in investing activities was $0 and $0. The cash used in investing activities was primarily due to subscription receivable that is related to the business investment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of January 31, 2022.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Investment Officer. Based upon that evaluation, our Chief Executive Officer and Chief Investment Officer concluded that, as of January 31, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of January 31, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: March 15, 2022
	By:	/s/ FONG TECK KHEONG
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

9