Form 10-Q
period 2022-04-30
Phoenix Plus Corp.
filed 2022-06-10
CIK 1785493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 333-233778

PHOENIX PLUS CORP.

(Exact name of registrant issuer as specified in its charter)

Nevada	61-1907931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2-3 & 2-5 BEDFORD BUSINESS PARK, JALAN 3/137B,

BATU 5, JALAN KELANG LAMA,

58200 KUALA LUMPUR, MALAYSIA

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code +603 7971 8168

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PXPC	The OTC Market – Pink Sheets

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2022
Common Stock, $.0001 par value	332,699,500

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of April 30, 2022 (unaudited) and July 31, 2021 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three months and Nine Months Ended April 30, 2022 and 2021 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended April 30, 2022 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2022 and 2021 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-16
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-5
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
ITEM 4.	CONTROLS AND PROCEDURES	6
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	7
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	7
ITEM 4	MINE SAFETY DISCLOSURES	7
ITEM 5	OTHER INFORMATION	7
ITEM 6	EXHIBITS	8
	SIGNATURES	9

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of April 30, 2022 (unaudited) and July 31, 2021 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three Months and Nine Months Ended April 30, 2022 and 2021 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended April 30, 2022 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2022 and 2021 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6 - F-16

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2022 AND JULY 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	April 30, 2022	July 31, 2021
	Unaudited	Audited
ASSETS
NON-CURRENT ASSETS
Lease asset- right of use	$23,396	$38,848
Equity method investment	231,705	-
	255,101	38,848

CURRENT ASSETS
Trade receivable	$-	$39,900
Prepayment and deposits	7,119	244,348
Cash in bank	1,683,548	1,910,872
Total Current Assets	$1,690,667	$2,195,120

TOTAL ASSETS	1,945,768	2,233,968

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade payable	$-	$38,738
Other payables and accrued liabilities	58,200	28,679
Lease liabilities, current	19,960	19,749
Total Current Liabilities	$78,160	$87,166

NON-CURRENT LIABILITIES
Lease liabilities, non-current	$3,436	$19,099

TOTAL LIABILITIES	$81,596	$106,265

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 1,000,000,000 shares authorized, 332,699,500 shares issued and outstanding as of April 30, 2022 and July 31, 2021	$33,270	$33,270
Additional paid in capital	3,245,230	3,245,230
Accumulated deficit	(1,414,328)	(1,150,797)
TOTAL STOCKHOLDERS’ EQUITY	$1,864,172	$2,127,703

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,945,768	$2,233,968

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended April 30		Nine Months Ended April 30
	2022	2021	2022	2021

REVENUE	$-	$14,622	$19,918	$28,815

COST OF REVENUE	$-	$(12,946)	$(16,328)	$(43,131)

GROSS PROFIT/(LOSS)	$-	$1,676	$3,590	$(14,316)

OTHER INCOME	$1,866	$-	$37,457	$37,317

EQUITY METHOD LOSS	$(131)	$-	$(335)	$-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(159,839)	$(135,299)	$(304,243)	$(242,977)

LOSS BEFORE INCOME TAX	$(158,104)	$(133,623)	$(263,531)	$(219,976)

INCOME TAX PROVISION	$-	$-	$-	$-

NET LOSS	$(158,104)	$(133,623)	$(263,531)	$(219,976)

OTHER COMPREHENSIVE LOSS	$-	$-	$-	$-

TOTAL COMPREHENSIVE LOSS	$(158,104)	$(133,623)	$(263,531)	$(219,976)

Net loss per share, basic and diluted:	$(0.0005)	$(0.0004)	$(0.0008)	$(0.0007)

Weighted average number of common shares outstanding – Basic and diluted	332,699,500	331,917,500	332,699,500	331,917,500

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR NINE MONTHS ENDED APRIL 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Nine Months Ended April 30, 2022
(Unaudited)

	COMMON SHARES		ADDITIONAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2021	332,699,500	$33,270	$3,245,230	$(1,150,797)	$2,127,703
Net loss for the period	-	-	-	(263,531)	(263,531)
Balance as of April 30,2022	332,699,500	33,270	3,245,230	(1,414,328)	1,864,172

Nine Months Ended April 30, 2021
(Unaudited)

	COMMON SHARES		ADDITIONAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2020	331,917,500	$33,192	$2,463,308	$(812,445)	$1,684,055
Net loss for the period	-	-	-	(219,976)	(219,976)
Balance as of April 30, 2021	331,917,500	33,192	2,463,308	(1,032,421)	1,464,079

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine Months ended April 30
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(263,531)	$(219,976)
Adjustments to reconcile net loss to net cash (used in)/generated from operating activities:
Equity method investment loss	335	-
Depreciation and amortization	-	48,970
Operating lease expenses	15,452	11,448
Changes in operating assets and liabilities:
Trade receivables	39,900	8,058
Prepayments and deposits	5,189	4,160
Trade payable	(38,738)	(577)
Other payables and accrued liabilities	29,521	677,264
Operating lease liabilities	(15,452)	(13,462)
Net cash (used in)/generated from operating activities	(227,324)	515,885

Effect of exchange rate changes on cash and cash equivalents	$-	$-

Net (decrease)/ increase in cash and cash equivalents	(227,324)	515,885
Cash and cash equivalents, beginning of year	1,910,872	1,408,048
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,683,548	$1,923,933
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2022

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

Details of the Company’s subsidiary:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities

1.	Phoenix Plus Corp.	Labuan / January 4, 2019	100 shares of ordinary share of US$1 each	Investment holding

2.	Phoenix Plus International Limited	Hong Kong / March 19, 2019	1 ordinary share of HKD$1	Providing technical consultancy on solar power system and consultancy on green energy solution

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for Phoenix Plus Corp. and its subsidiaries for the period ended April 30, 2022 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Phoenix Plus Corp. and its wholly owned subsidiaries, Phoenix Plus Corp. and Phoenix Plus International Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted July 31 as its fiscal year end.

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2022

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended April 30, 2022, the Company incurred a net loss of $263,531 and has generated revenue of $19,918. The Company has accumulated deficit of $1,414,328 which raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The reporting currency of the Company is United States Dollars (“US$”). The Company and its subsidiaries in Labuan and Hong Kong maintain its books and record in United States Dollars (“US$”) which is their functional currency.

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

Translation of amounts from MYR into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the Nine Months ended April 30
	2022	2021
Period-end MYR : US$1 exchange rate	4.35	4.09
Period-average MYR : US$1 exchange rate	4.22	4.12
Period-end HKD$ : US$1 exchange rate	7.85	7.77
Period-average HKD$ : US$1 exchange rate	7.82	7.76

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2022

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

Leases

Prior to August 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective August 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. (see Note 12).

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2022

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

Between May 20, 2019 to July 25,2019, the Company sold shares to 15 foreign parties, all of which do not reside in the United States. A total of 2,750,000 shares of restricted common stock were sold at a price of $0.40 per share. The total proceeds to the Company amounted to a total of $1,100,000.

On July 9, 2021, the company has issued 782,000 free trade common share of the company at a $1 per share for a total consideration of $782,000.

As of April 30, 2022, the Company has an issued and outstanding common share of 332,699,500.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of April 30, 2022 and July 31, 2021 and are summarized below:

	As of April 30, 2022 (unaudited)	As of July 31, 2021 (audited)
Leasehold improvement	$114,263	$114,263
Accumulated depreciation	(114,263)	$(114,263)
Total	$-	$-

These leasehold improvement include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. The leasehold improvement have completed on September 2019.

Depreciation expense for the nine months period ended April 30, 2022 and April 30, 2021 was $0 and $36,649 respectively.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

5. PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following at April 30, 2022 and July 31, 2021:

	As of April 30, 2022 (unaudited)	As of July 31, 2021 (audited)
Subscription receivable	$-	$232,040
Deposits	3,277	3,277
Prepayment	3,842	9,031
Total prepayments and deposits	$7,119	$244,348

6. TRADE PAYABLE

Prepayments and deposits consisted of the following at April 30, 2022 and July 31, 2021:

	As of April 30, 2022 (unaudited)	As of July 31, 2021 (audited)
Trade payable	$-	$38,738
Total trade payable	$-	$38,738

7. EQUITY METHOD INVESTMENT

	As of April 30, 2022 (unaudited)	As of July 31, 2021 (audited)
Investment, at cost	$232,040	$-
Less: Equity method loss	(335)	-
	$231,705	$-

The Company holds investment in business that is accounted for pursuant to the equity method due to the Company’s ability to exert significant influence over decisions relating to its operating and financial affairs. Revenue and expenses of this investment are not consolidated into the Company’s financial statements; rather, the proportionate share of the earnings/losses is reflected as equity method earnings/losses in statements of operations and comprehensive income/loss. As of April 30, 2022, the Company holds 33.9% interest in the investee company.

During the nine months period ended April 30, 2022 and 2021, the Company accounted $335 and $0 of equity method loss respectively.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at April 30, 2022 and July 31, 2021:

	As of April 30, 2022 (unaudited)	As of July 31, 2021 (audited)
Accrued audit fees	$-	$12,500
Accrued expenses	$58,200	$16,179
Total other payables and accrued liabilities	$58,200	$28,679

9. REVENUE

For the period ended April 30, 2022 and 2021, the Company has revenue arise from the following:

	Nine months ended April 30, 2022 (unaudited)	Nine months ended April 30, 2021 (unaudited)
Consultancy service provided	$19,918	$28,815
	$19,918	$28,815

10. OTHER INCOME

For the period ended April 30, 2022 and 2021, the Company has income arise from the following:

	Nine months ended April 30, 2022 (unaudited)		Nine months ended April 30, 2021 (unaudited)
Gain from foreign exchange arise from bank remittance transaction:	$		$
Local		-		-
Foreign, representing
-Labuan		34,191		36,699
-Hong Kong		3,266		618
		$37,457		$37,317

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. INCOME TAXES

For the nine months ended April 30, 2022, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Nine months ended April 30, 2022 (unaudited)	Nine months ended April 30, 2021 (unaudited)
Tax jurisdictions from:
Local	$(105,967)	(58,378)
Foreign, representing
- Labuan	(48,617)	33,301
- Hong Kong	$(108,947)	(194,899)
Loss before income tax	$(263,531)	(219,976)

The provision for income taxes consisted of the following:

	Nine months ended April 30, 2022 (unaudited)	Nine months ended April 30, 2021 (unaudited)
Current:
- Local	$-	$-
- Foreign	-	-
Deferred:	-
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

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

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of April 30, 2022 the operations in the United States of America incurred $565,669 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $452,535 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, Phoenix Plus Corp.is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Hong Kong

Phoenix Plus International Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2022

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

The recognition of operating lease right and lease liability as follow:

Gross lease payable	$42,647
Less: imputed interest	(2,202)
Recognition as of July 1, 2021	$40,445

As of April 30, 2022 operating lease right of use asset as follow:

Initial recognition as of August 1, 2019	$26,772
Additional portion from 1 July 31, 2020 to 30 June 2021	2,719
Add: new lease addition from 1 July 2021 to 30 June 2023	40,445
Accumulated amortization	(45,949)
Foreign exchange translation gain	591
Balance as of April 30, 2022	$23,396

As of April 30, 2022, operating lease liability as follow:

Initial recognition as of August 1, 2019	$26,772
Add: additional portion (increase of leasing fee)	2,719
Add: new lease addition from 1 July 2021 to 30 June 2023	40,445
Less: gross repayment	(47,408)
Add: imputed interest	348
Foreign exchange translation gain	520
Balance as of April 30, 2022	$23,396
Less: lease liability current portion	(19,960)
Lease liability non-current portion	$3,436

For the period ended April 30, 2022, the amortization of the operating lease right of use asset are $4,818.

Maturities of operating lease obligation as follow:

Year ending
April 30, 2022 (12 months)	$19,960
June 30, 2023 (2 months)	3,436
Total	$23,396

Other information:

	Nine Months ended April 30,
	2022	2021
	(unaudited)	(unaudited)
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$15,452	$13,462
Right-of-use assets obtained in exchange for operating lease liabilities	23,396	2,703
Remaining lease term for operating lease (years)	1.17	0.2
Weighted average discount rate for operating lease	5.6%	3.3%

Lease expenses were $15,975 and $12,874 during nine months ended April 30, 2022 and 2021 respectively. The Company adopt ASC 842 on and after August 1, 2019.

13. SIGNIFICANT EVENT

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the period ended April 30, 2022.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

14. SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the period ended April 30, 2022
	United States	Malaysia	Hong Kong	Total

Revenue	$-	$-	$19,918	$19,918
Cost of revenue	-	-	(16,328)	(16,328)
Net loss	(105,967)	(48,617)	(108,947)	(263,531)

Total assets	$231,705	$1,576,492	$137,571	$1,945,768

	For the period ended April 30, 2021
	United States	Malaysia	Hong Kong	Total

Revenue	$-	$-	$28,815	$28,815
Cost of revenue	-	-	(43,131)	(43,131)
Net (loss)/income	(58,378)	33,301	(194,899)	(219,976)

Total assets	$232,040	$1,784,706	$169,433	$2,186,179

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

15. CONCENTRATIONS OF RISK

(a) Major customers

For the three months ended April 30, 2022 and 2021, the customers who accounted for 10% or more of the Company’s revenue and its trade receivable balance at period-end are presented as follows:

	2022	2021	2022	2021	2022	2021
	Revenue		Percentage of revenue		Trade receivable

Customer A	$-	$8,531	-%	58%	$-	$9,885
Customer B	-	6,091	-	42%	-	-
	$-	$14,622	-%	100%	$-	$9,885

For the nine months ended April 30, 2022 and 2021, the customers who accounted for 10% or more of the Company’s revenue and its trade receivable balance at period-end are presented as follows:

	2022	2021	2022	2021	2022	2021
	Revenue		Percentage of revenue		Trade receivable

Customer A	$-	$22,724	-%	79%	$-	$9,885
Customer B	19,918	6,091	100%	21%	-	-
	$19,918	$28,815	100%	100%	$-	$9,885

(b) Major vendors

For the three months ended April 30, 2022 and 2021, the vendors who accounted for 10% or more of the Company’s cost of revenue and its trade payable balance at period-end are presented as follows:

	2022	2021	2022	2021	2022	2021
	Cost of revenue		Percentage of cost of revenue		Trade payable

Vendor A	$-	$12,946	-%	100%	$-	$-
	$-	$12,946	-%	100%	$-	$-

For the nine months ended April 30, 2022 and 2021, the vendors who accounted for 10% or more of the Company’s cost of revenue and its trade payable balance at period-end are presented as follows:

	2022	2021	2022	2021	2022	2021
	Cost of revenue s		Percentage of cost of revenue		Trade Payable

Vendor A	$16,328	$43,131	100%	100%	$-	$-
	$16,328	$43,131	100%	100%	$-	$-

16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through April 30, 2022 the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

On May 17, 2022, the Company, through its Labuan incorporated subsidiary, Phoenix Plus Corp., subscribed 100% of the equity interests in Phoenix Green Energy Sdn. Bhd., a private limited company incorporated in Malaysia, which its principal activities are engaged in the industry of renewable energy.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended July 31, 2021 filed with the Securities and Exchange Commission on November 12, 2021 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the three months ended April 30, 2022 and 2021

Revenue

For the three months ended April 30, 2022 and 2021, the Company has generated revenue of $0 and $14,622 respectively. The revenue represented income from consultancy services provided to our customers on engineering, equipment procurement and transportation, and construction on solar plant.

Cost of Revenue and Gross Margin

For the three months ended April 30, 2022 and 2021, cost incurred arise in providing consultancy services are $0 and $12,946 respectively. The Company generates a gross profit for the three months ended April 30, 2022 and 2021 of $0 and $1,676.

Selling and marketing expenses

For the three months ended April 30, 2022 and 2021, we had incurred selling and marketing expenses in the amount of $0 and $40,457. These expenses comprised of marketing events and conference to promote the company in Malaysia.

General and administrative expenses

For the three months ended April 30, 2022 and 2021, we had incurred general and administrative expenses in the amount of $159,839 and $94,842. These expenses are comprised of professional fees, listing consultancy fees, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $1,866 and $0 as other income for the three months ended April 30, 2022 and 2021. This income is derived from the interest income and foreign exchange gain.

Net Loss

Our net loss for three months ended April 30, 2022 and 2021 were $158,104 and $133,623. The net loss mainly derived from the general and administrative, and selling and marketing expenses incurred.

For the Nine Months ended April 30, 2022 and 2021

Revenue

For the nine months ended April 30, 2022 and 2021, the Company has generated revenue of $19,918 and $28,815 respectively. The revenue represented income from consultancy services provided to our customers on engineering, equipment procurement and transportation, and construction on solar plant.

Cost of Revenue and Gross Margin

For the nine months ended April 30, 2022 and 2021, cost incurred arise in providing consultancy services are $16,328 and $43,131 respectively. The Company generates a gross profit of $3,590 for the nine months ended April 30, 2022 and a gross loss of $14,316 for the nine months ended April 30, 2021.

Selling and marketing expenses

For the nine months ended April 30, 2022 and 2021, we had incurred selling and marketing expenses in the amount of $0 and $40,457. These expenses comprised of marketing events and conference to promote the company in Malaysia.

General and administrative expenses

For the nine months ended April 30, 2022 and 2021, we had incurred general and administrative expenses in the amount of $304,243 and $202,520. These expenses are comprised of professional fees, listing consultancy fees, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $37,457and $37,317 as other income for the nine months ended April 30, 2022 and 2021. This income is derived from interest income and foreign exchange gain.

Net Loss

Our net loss for nine months ended April 30, 2022 and 2021 were $263,531 and $219,976. The net loss mainly derived from the general and administrative, and selling and marketing expenses incurred.

Liquidity and Capital Resources

As of April 30, 2022 and 2021, we had cash and cash equivalents of $1,683,548 and $1,923,933. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Generated From/(Used In) Operating Activities

For the nine months ended April 30, 2022, net cash used in operating activities was $227,324. The increase in cash used in operating activities was mainly for payment of general and administrative expenses, and selling and marketing expenses. For the nine months ended April 30, 2021, net cash generated from operating activities was $515,885. The increase of cash generate was mainly because of the IPO fund received from investors.

Cash Provided By Financing Activities

For the nine months ended April 30, 2022 and 2021, net cash provided by financing activities was $0 and $0.

Cash Provided By Investing Activities

For the nine months ended April 30, 2022 and 2021, the net cash used in investing activities was $0 and $0.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of April 30, 2022.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of April 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of April 30, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Phoenix Plus Corp.
(Name of Registrant)

Date: June 10, 2022	By:	/s/ FONG TECK KHEONG
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

9