Form 10-K
period 2022-07-31
Phoenix Plus Corp.
filed 2022-10-28
CIK 1785493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended July 31, 2022

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

Yes ☐ No ☒

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, January 31, 2022: $0

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2022
Common Stock, $.0001 par value	332,699,500

Phoenix Plus Corp.

FORM 10-K

For the Fiscal Year Ended July 31, 2022

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “Phoenix” are references to Phoenix Plus Corp., a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

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

On July 25, 2019, Phoenix Plus Corp., a Malaysia Company, acquired Phoenix Plus International Limited (herein referred as the “Hong Kong Company”), a private limited company incorporated in Hong Kong.

On May 17, 2022, the Company, through its Labuan incorporated subsidiary, Phoenix Plus Corp., subscribed 100% of the equity interests in Phoenix Green Energy Sdn. Bhd., a private limited company incorporated in Malaysia.

The Company, through its subsidiaries, mainly provides incubation and corporate development services to the clients. Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities

1.	Phoenix Plus Corp.	Labuan / January 4, 2019	100 shares of ordinary share of US$1 each	Investment holding

2.	Phoenix Plus International Limited	Hong Kong / March 19, 2019	1 ordinary share of HK$1 each	Providing technical consultancy on solar power system and consultancy on green energy solution

3.	Phoenix Green Energy Sdn. Bhd.	Malaysia / May 17, 2022	1,200,000 shares of ordinary share of MYR1 each	Providing renewable energy turnkey solutions from engineering, procurement, construction and commissioning services

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

Phoenix Plus Corp., a Nevada Corporation, is a company that operates through its wholly owned subsidiary, Phoenix Plus Corp., a Company organized in Labuan, Malaysia. It should be noted that our wholly owned subsidiary, Phoenix Plus Corp., owns 100% of Phoenix Plus International Limited, an operating Hong Kong Company and 100% of Phoenix Green Energy Sdn. Bhd., an operating Malaysia company, which are described below.

We have a physical office in Malaysia with address of 2-3 & 2-5 Bedford Business Park, Jalan 3/137B, Batu 5, Jalan Kelang Lama, 58200 Kuala Lumpur, Malaysia which completed renovation in September 2019. The office space is 12,000 square feet with the tenancy agreement set to expire on June 30, 2023. These renovations include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. Our office space is rented by Phoenix Plus International Limited for a 12-month period from July 1, 2019 to June 30, 2020, for an initial down payment of MYR 13,500 and additional bi-monthly payments in the amount of MYR 4,500 over the course of the lease. The Company had decided to renew the tenancy agreement for another 12 months’ period at a monthly rental of MYR 6,500 from July 1, 2020 to June 30, 2021 with the landlord. The Company has further renewed the tenancy agreement for another 24 months with bi-monthly payments in the amount of MYR 7,500 over the course of the lease from July 1, 2021 to June 30, 2023. The Company has an option to renew after the end of the agreement.

Phoenix Plus Corp., through its Hong Kong subsidiary, is engaged in providing technical consultancy on solar power systems and consultancy on green energy solutions, with an additional focus on the commercialization of a targeted portfolio of solar products (amorphous thin film solar panels and ancillary products) and technologies for a wide range of applications including electrical power production. Our mission is to harness the power of the sun to meet the growing resource demands of sustainable 21st century development.

Phoenix Green Energy Sdn. Bhd. is also engaged in providing renewable energy turnkey solutions, including Engineering, procurement, construction and commissioning (“EPCC”), as well as financing services to domestic users, small businesses, corporate and institutional organization. We also provide associated services and products to complement our core services in EPCC, and construction and installation services. This includes provision of solar photovoltaic (PV) consulting and engineering services, operation and maintenance services, as well as supply of related equipment and ancillary construction materials such as PV module mounting system and gutters. Solar PV consulting and engineering services include preparation and submission of documentations to government authorities, facility audit and site surveys, and providing seminars and training services.

For the year ended July 31, 2022, the Company incurred a net loss of $609,617. Net cash used in operating activities for the year ended July 31, 2022 was $367,820 and were mainly comprised of the net loss $609,617 and increase in trade payable of $38,738. The net cash used in operating activities was mainly offset by the impairment loss on investment in associate company of $231,705 and decrease in trade receivables of $39,033. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s July 31, 2022 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its major shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if necessary, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

ITEM 3. LEGAL PROCEEDINGS

On August 8, 2022, the Company being a member of Vettons City Angels Sdn. Bhd (hereinafter referred as “VCASB”) holding 33.9% of the issued share capital of VCASB, had requested to convene an Extraordinary General Meeting (“EGM”) of VCASB pursuant to Section 310(b) and Section 311 of the Companies Act 2016 within 14 days from the date thereof and to be held at Level 5, Tower 8, Avenue 5, Horizon 2, Bangsar South City, 59200 Kuala Lumpur to explain on VCASB company business status and other related issues, yet the Company received no response from the director to the shareholders of VCASB.

The EGM was held on September 20, 2022, during the EGM the Company seek to discuss the operational affairs of VCASB, however, the EGM could not proceed further without the presence of the director of VCASB.

Given there were no response from VCASB, the Company on October 20, 2022 filed a winding up petition against VCASB. VCASB were served with the winding up petition on October 26, 2022.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

As of July 31, 2022, we had 332,699,500 shares of our Common Stock par value, $.0001 issued and outstanding. There were 156 beneficial owners of our Common Stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is VStock Transfer, LLC, with an address at 18, Lafayette Place, Woodmere, New York 11598 and telephone number is +1 (212)828-8436.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended July 31, 2022.

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

Overview

Phoenix Plus Corp., a Nevada Corporation, is a company that operates through its wholly owned subsidiary, Phoenix Plus Corp., a Company organized in Labuan, Malaysia. It should be noted that our wholly owned subsidiary, Phoenix Plus Corp., owns 100% of Phoenix Plus International Limited, an operating Hong Kong Company and 100% of Phoenix Green Energy Sdn. Bhd., an operating Malaysia company, which are described below.

We have a physical office in Malaysia with address of 2-3 & 2-5 Bedford Business Park, Jalan 3/137B, Batu 5, Jalan Kelang Lama, 58200 Kuala Lumpur, Malaysia which completed renovation in September 2019. The office space is 12,000 square feet and to date the Company has spent $114,263 towards ongoing renovations. These renovations include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. Our office space is rented by Phoenix Plus International Limited for a 12-month period from July 1, 2019 to June 30, 2020, for an initial down payment of MYR 13,500 and additional bi-monthly payments in the amount of MYR 4,500 over the course of the lease. The Company had decided to renew the tenancy agreement for another 12 months’ period at a monthly rental of MYR 6,500 from July 1, 2020 to June 30, 2021 with the landlord. The Company has further renewed the tenancy agreement for another 24 months with bi-monthly payments in the amount of MYR 7,500 over the course of the lease from July 1, 2021 to June 30, 2023.

Phoenix Plus Corp., through its Hong Kong subsidiary, is engaged in providing technical consultancy on solar power systems and consultancy on green energy solutions, with an additional focus on the commercialization of a targeted portfolio of solar products (amorphous thin film solar panels and ancillary products) and technologies for a wide range of applications including electrical power production. Our mission is to harness the power of the sun to meet the growing resource demands of sustainable 21st century development.

Phoenix Green Energy Sdn. Bhd. is also engaged in providing renewable energy turnkey solutions from engineering, procurement, construction and commissioning (“EPCC”) as well as financing services to domestic users, small businesses, corporate and institutional organization. We also provide associated services and products to complement our core services in EPCC, and construction and installation services. This includes provision of solar PV consulting and engineering services, O&M services, as well as supply of related equipment and ancillary construction materials such as PV module mounting system and gutters. Solar PV consulting and engineering services include preparation and submission of documentations to authorities, facility audit and site surveys, and providing seminars and training services.

Our business is to market and sell solar power products, systems and services. Specifically, we intend to engage in the following:

●	Provide end-to-end services from engineering design, planning and procurement, construction and installation up to testing and commissioning;

●	Construction and installation of solar PV facilities including residential, commercial and industrial properties, and.

●

Associated services and products to complement our core business in the provision of EPCC, and construction and installation services, including the provision of solar PV consulting and engineering, and operations and maintenance services, as well as supply of solar PV equipment and ancillary system such as gutter and mounting system.

Results of Operations

Revenue

The Company generated revenue of $20,826 and $66,267 for the year ended July 31, 2022 and 2021. The revenue represented income from consultancy services provided to our customers on engineering, equipment procurement and transportation, construction on solar plant and solar PV system installation services.

Cost of Revenue and Gross Margin

For the year ended July 31, 2022 and 2021, cost incurred in providing consultancy services and installation services is $16,987 and $53,787. The Company generated gross profit of $3,839 and $12,480 for the year ended July 31, 2022 and 2021.

Selling and Marketing Expenses

Selling and distribution expenses for the year ended July 31, 2022 and 2021 amounted to $0 and $40,457 respectively. These expenses comprised expenses on website and website maintenance, marketing and networking event, and travelling expenses.

General and Administrative Expenses

General and administrative expenses for the year ended July 31, 2022 and 2021 amounted to $304,068 and $192,994 respectively. These expenses are comprised of salary, consultancy fees for listing advisory, professional fee, compliance fee, office and outlet operation expenses and depreciation.

Other operating expenses

Other operating expenses for the year ended July 31, 2022 and 2021 amounted to $321,526 and $180,058 respectively. These expenses derived from lease interest, depreciation, amortization and foreign exchange loss.

Other Income

The Company recorded an amount of $12,138 and $62,678 as other income for the year ended July 31, 2022 and 2021 respectively. This income is derived from foreign exchange gain and bank interest income.

Net Loss and Net Loss Margin

The net loss was $609,617 for the year ended July 31, 2022 as compared to $338,351 for the year ended July 31, 2021. The increase in net loss of $271,266 was resulted from the increase in selling and distribution expenses and general and administrative expenses incurred. Taking into the loss for the year ended July 31, 2022, the accumulated loss for the Company has increased from $1,150,796 to $1,760,413.

Liquidity and Capital Resources

As of July 31, 2022, we had cash and cash equivalents of $1,537,864 as compared to $1,910,872 for the year ended July 31, 2021. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

Cash Used In Operating Activities

For the year ended July 31, 2022 and 2021, net cash used in operating activities was $367,820 and $279,176. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Provided By Financing Activities

For the financial year ended July 31, 2022 and 2021, the net cash provided in financing activities was $0 and $782,000. The financing cash flow performance primarily reflects the subscriptions receivables.

Cash Used In Investing Activities

For the financial year ended July 31, 2022 and 2021, the net cash used in investing activities was $3,042 and $0. The investing cash flow performance primarily reflects the purchase of property, plant and equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Critical Accounting Policies and Estimates

Basis of presentation

The consolidated financial statements for Phoenix Plus Corp. and its subsidiaries for the year ended July 31, 2022 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Phoenix Plus Corp. and its wholly owned subsidiaries, Phoenix Plus Corp. and Phoenix Plus International Limited. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted July 31 as its fiscal year end.

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

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Labuan and Hong Kong maintains its books and record in United States Dollars (“US$”) respectively, while the Company’s subsidiary in Malaysia maintains its books and record in Ringgit Malaysia (“MYR”). Ringgit Malaysia (“MYR”) is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from MYR into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective year:

	As of and for the year ended July 31,
	2022	2021

Year-end MYR: US$1 exchange rate	4.45	4.22
Year-average MYR: US$1 exchange rate	4.25	4.12
Year-end HK$: US$1 exchange rate	7.85	7.77
Year-average HK$: US$1 exchange rate	7.81	7.76

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As required by the standard, the Company will adopt the provisions of the new standard effective August 1, 2019, using the required modified retrospective approach. We believe the adoption will not have a material impact on our financial statements.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as a smaller reporting company. The Company is currently evaluating the impact ASU 2019-05 may have on its consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of July 31, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Item 1. Legal Proceedings

On August 8, 2022, the Company being a member of Vettons City Angels Sdn. Bhd (hereinafter referred as “VCASB”) holding 33.9% of the issued share capital of VCASB, had requested to convene an Extraordinary General Meeting (“EGM”) of VCASB pursuant to Section 310(b) and Section 311 of the Companies Act 2016 within 14 days from the date thereof and to be held at Level 5, Tower 8, Avenue 5, Horizon 2, Bangsar South City, 59200 Kuala Lumpur to explain on VCASB company business status and other related issues, yet the Company received no response from the director to the shareholders of VCASB.

The EGM was held on September 20, 2022, during the EGM the Company seek to discuss the operational affairs of VCASB, however, the EGM could not proceed further without the presence of the director of VCASB.

Given there were no response from VCASB, the Company on October 20, 2022 filed a winding up petition against VCASB. VCASB were served with the winding up petition on October 26, 2022.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Fong Teck Kheong	54	Chief Executive Officer, President, Secretary, Treasurer, Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Fong Teck Kheong – President, Chief Executive Officer, Secretary, Treasurer, Director

Mr. Fong started off his career as a trader in 1989. In 1992, he then joined Juara Konsep Marketing Sdn. Bhd., as a marketing manager to manage and market the products and services of the company. In 1998, Mr Fong resigned from Juana Konsep Marketing Sdn. Bhd. and started his own cookware and healthcare equipment trading business, Phoenix Century Enterprise, and remained with the Company until his resignation in 2007. Also in 1998, he also established, and remains with to this day, Multi Mutual Charity Association, a Non-Profit Organization (NGO) that provides daily necessities for monthly aid distribution to women and children. The association supported more than 500 hundred single mother family during the period from 1998 to 2012.

Mr. Fong was awarded The Outstanding Young Malaysia Award for his contribution to children, world peace and human rights in 2007. In 2015, Mr. Fong founded Phoenix Plus Properties Sdn. Bhd., formerly known as Googoplex Sk Sdn. Bhd., with full swing involve in the real estate business. The Company’s business plan involves project sales and sub sales, and has since accumulated turnover of up to RM260 millions. He has been the Managing Director of the Company from 2015 to present.

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

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors and the Chief Executive Officer of the Company review the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Director(s) believe that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year July 31, 2022 and July 31, 2021, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fong Teck Kheong, Chief Executive Officer, President, Secretary, Treasurer, Director	For the year ended July 31, 2022	30,000	2,750	-	-	-	-	-	32,750
	For the year ended July 31, 2021	30,000	-	-	-	-	-	-	30,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 31, 2022, the Company has 332,699,500 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of July 31, 2022, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Fong Teck Kheong[1], Chief Executive Officer, President, Secretary, Treasurer and Director Address: No.12, LP 6/11 Lestari Mansions, Lestari Perdana, 43300 Seri Kembangan, Selangor, Malaysia	135,139,150	40.62%	40.62%

All of executive officers and director as a group	135,139,150	40.62%	40.62%

5% or greater shareholders (excluding officers/directors)
Terence W. Tulus	108,000,000	32.46%	32.46%
How Kok Choong[2]	26,250,000	7.89%	7.89%

1 Fong Teck Kheong owns 80% of the issued and outstanding shares of Phoenix Plus Holding Sdn Bhd. and 50% of the issued and outstanding shares of H&D Holding Sdn. Bhd., therefore, the table above includes the share ownership of Phoenix Plus Holding Sdn. Bhd. and H&D Holding Sdn. Bhd. with Mr. Fong Teck Kheong collectively, in the row of Mr. Fong.

2How Kok Choong is a controlling shareholder of Agape ATP Corporation and owns 50% of the issued and outstanding shares of H&D Holding Sdn. Bhd., therefore, the table above includes the share ownership of Agape ATP Corporation and H&D Holding Sdn. Bhd. with Mr. How Kok Choong collectively, in the row of Mr. How.

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

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding as of the date of this Annual Report (332,699,500 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on the total issued and outstanding shares of 332,699,500 as of the date of this Annual Report.

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

From April 9, 2019 to April 16, 2019, the Company issued a total of 25,100,000 shares of restricted common stock, with a par value of $0.0001 per share, to Junsei Ryu, Lee Chong Chow and Phoenix Plus Holding Sdn. Bhd., for total additional working capital of $753,000. Shares were purchased from the aforementioned parties at $0.03 per share of common stock. The controlling shareholder of Phoenix Plus Holding Sdn. Bhd. is Mr Fong Teck Kheong, our Officer and Director.

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

	For the Year Ended July 31, 2022	For the Year Ended July 31, 2021
Audit fees	$21,500	$20,750
Total	$21,500	$20,750

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

PHOENIX PLUS CORP.
(Name of Registrant)

Date: October 28, 2022	By:	/s/ FONG TECK KHEONG
	Title:	Chief Executive Officer,
President, Director, Secretary and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Phoenix Plus Corporation

2-3 & 2-5, Bedford Business Park

Jalan 3/137B, Batu 5, Jalan Kelang Lama

58200 Kuala Lumpur

Malaysia.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Phoenix Plus Corporation (the ‘Company’) as of July 31, 2022, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended July 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022, and the results of its operations and its cash flows for the year ended July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the year ended July 31, 2022, the Company has accumulated deficit, negative net operating cash flow and net loss. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of investment

The Company has significant investment, which as disclosed in Note 5 to the financial statements, the Company had security investments in company without readily determinable market value. The Company adopted the guidance of ASC 321, Investments – Equity Securities, which allows an entity to measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of same issuer (the “Measurement Alternative”). The Company made qualitative assessments to evaluate whether the investments are impairment and concluded that the investments will be impaired.

We identified the impairment valuation of investments as a critical audit matter due to the significance of the balance to the financial statements as a whole. These investments require significant judgements as they are equity securities without a readily determinable fair value and require the Company to assess if there are any changes in circumstances that indicate that the carrying amount of an investment may require impairment. There were significant judgements made by management to identify the indicators of impairment and estimating the fair value of the investments which led to a high degree of auditor judgement, subjectivity and effort in evaluating management’s estimation of the fair value of the investment including management’s assessment of the equity investment financial condition, operating performance, prospects and other company-specific information.

Our audit procedures in this area included the following, among others:

(a)	Inquired management to obtain an understanding of the Company’s process in evaluating the indication of impairment and fair value assessments;
(b)	Evaluated the Company’s assessment of impairment by assessing the appropriateness of the valuation methodologies used;
(c)	Compared the Company’s assessment to our expectation based on our knowledge;
(d)	Considered the adequacy of the disclosure in the financial statements in relation to the investments.

The investment is being impaired as to Phoenix Plus Corporation, through its solicitors, is in the process to file a winding up petition to the Court of Malaysia against its investment.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT

We have served as the Company’s auditor since 2022.
JP Centurion & Partners PLT (PCAOB: 6723)

Kuala Lumpur, Malaysia October 28, 2022

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

Kuala Lumpur, Malaysia
Date: November 05, 2021

PHOENIX PLUS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2022 and 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of	As of
	July 31, 2022 (Audited)	July 31, 2021 (Audited)

ASSETS
Current assets
Trade receivables	$868	$39,900
Other receivables, prepayment and deposits	14,363	244,348
Deferred cost	764	-
Cash at banks	1,537,864	1,910,872
	1,553,859	2,195,120
Non-current assets
Property, plant and equipment, net	2,982	-
Lease right-of-use asset	25,781	38,848
Equity method investment	-	-
	28,763	38,848

TOTAL ASSETS	1,582,622	2,233,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-Current Liabilities
Lease liabilities, non-current	$-	$19,099
	-	19,099

Current liabilities
Trade payable	$-	$38,738
Other payables and accrued liabilities	40,863	28,678
Lease liabilities, current	25,817	19,749
Total current liabilities	66,680	87,165

Total liabilities	66,680	106,264

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized 332,699,500 shares issued and outstanding as of July 31, 2022 and 2021 respectively	$33,270	$33,270
Additional paid-in capital	3,245,230	3,245,230
Accumulated other comprehensive loss	(2,145)	-
Accumulated deficit	(1,760,413)	(1,150,796)
Total stockholders’ equity	1,515,942	2,127,704

TOTAL LIABILITIES AND STOCKHOLDERS’ FUND	1,582,622	2,233,968

See accompanying notes to consolidated financial statements.

PHOENIX PLUS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	July 31, 2022 (Audited)	July 31, 2021 (Audited)

Revenue	$20,826	$66,267

Cost of revenue	(16,987)	(53,787)

Gross profit	3,839	12,480

Other income	12,138	62,678

Operating expenses:
Selling and distribution expenses	-	(40,457)
General and administrative expenses	(304,068)	(192,994)
Other operating expenses	(321,526)	(180,058)

Loss from operations	(609,617)	(338,351)

Interest expense	-	-

Loss before income tax	(609,617)	(338,351)

Income tax expense	-	-

Net loss for the year	$(609,617)	$(338,351)

Other comprehensive loss:
- Foreign currency translation loss	(2,145)	-

Comprehensive loss	$(611,762)	$(338,351)

Net loss per share - Basic and diluted	(0.0018)	(0.001)

Weighted average number of common shares outstanding - Basic and diluted	332,699,500	331,966,770

See accompanying notes to consolidated financial statements.

PHOENIX PLUS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of August 1, 2020	331,917,500	$33,192	$2,463,308	$-	$(812,445)	$1,684,055
Shares issued in Initial Public Offering completed on July 9, 2021 at $1.00 per share	782,000	78	781,922	-	-	782,000
Net loss for the year	-	-	-	-	(338,351)	(338,351)
Balance as of July 31, 2021	332,699,500	33,270	3,245,230	-	(1,150,796)	2,127,704
Net loss for the year					(609,617)	(609,617)
Foreign currency translation adjustment				(2,145)	-	(2,145)
Balance as of July 31, 2022	332,699,500	$33,270	$3,245,230	$(2,145)	$(1,760,413)	$1,515,942

See accompanying notes to consolidated financial statements

PHOENIX PLUS CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

(Audited)

	Year ended July 31
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(609,617)	$(338,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	60	59,852
Share of loss in associate company	335	-
Impairment loss on investment in associate company	231,705	-
Operating lease expenses	13,067	16,156
Changes in operating assets and liabilities:
Trade receivables	39,033	(21,957)
Other receivables, prepayment and deposits	(2,055)	(1,412)
Deferred cost	(764)	-
Trade payable	(38,738)	38,161
Other payables and accrued liabilities	12,185	(12,988)
Amount due to related parties	-	-
Operating lease liabilities	(13,031)	(18,637)
Net cash used in operating activities	(367,820)	(279,176)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of property, plant and equipment	$(3,042)	$-
Net cash used in investing activity	(3,042)	-

CASH FLOWS FROM FINANCING ACTIVITY:
Subscriptions receivables	-	782,000
Net cash provided by financing activity	-	782,000

Effect of exchange rate changes on cash and cash equivalents	$(2,146)	$-

Net (decrease)/increase in cash and cash equivalents	(373,008)	502,824
Cash and cash equivalents, beginning of year	1,910,872	1,408,048
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,537,864	$1,910,872
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

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

On July 25, 2019, Phoenix Plus Corp., a Malaysia Company, acquired Phoenix Plus International Limited (herein referred as the “Hong Kong Company”), a private limited company incorporated in Hong Kong.

On May 17, 2022, the Company, through its Labuan incorporated subsidiary, Phoenix Plus Corp., subscribed 100% of the equity interests in Phoenix Green Energy Sdn. Bhd., a private limited company incorporated in Malaysia.

The Company, through its subsidiaries, mainly provides incubation and corporate development services to the clients. Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities

1.	Phoenix Plus Corp.	Labuan / January 4, 2019	100 shares of ordinary share of US$1 each	Investment holding

2.	Phoenix Plus International Limited	Hong Kong / March 19, 2019	1 ordinary share of HK$1 each	Providing technical consultancy on solar power system and consultancy on green energy solution

3.	Phoenix Green Energy Sdn. Bhd.	Malaysia / May 17, 2022	1,200,000 shares of ordinary share of MYR1 each	Providing renewable energy turnkey solutions from engineering, procurement, construction and commissioning services

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended July 31, 2022, the Company suffered an accumulated deficit of $1,760,413 , negative operating cash flow of $367,820 and net loss of $609,617. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basis of presentation

The consolidated financial statements for Phoenix Plus Corp. and its subsidiaries for the year ended July 31, 2022 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Phoenix Plus Corp. and its wholly owned subsidiaries, Phoenix Plus Corp., Phoenix Plus International Limited and Phoenix Green Energy Sdn. Bhd.. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted July 31 as its fiscal year end.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated upon consolidation.

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

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

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Classification	Estimated useful life
Leasehold improvement	21 months
Computer hardware and software	5 years
Tools and gauges	5 years

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the Consolidated Statements of Operations and Comprehensive Loss.

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

FOR THE YEARS ENDED JULY 31, 2022 AND 202

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

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Labuan and Hong Kong maintains its books and record in United States Dollars (“US$”) respectively, while the Company’s subsidiary in Malaysia maintains its books and record in Ringgit Malaysia (“MYR”). Ringgit Malaysia (“MYR”) is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from MYR into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended July 31,
	2022	2021

Year-end MYR: US$1 exchange rate	4.45	4.22
Year-average MYR: US$1 exchange rate	4.25	4.48
Year-end HK$: US$1 exchange rate	7.85	7.77
Year-average HK$: US$1 exchange rate	7.81	7.76

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

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

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

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as a smaller reporting company. The Company is currently evaluating the impact ASU 2019-05 may have on its consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

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

On July 9, 2021, the Company has issued 782,000 free trade common shares of the Company at a $1 per share for a total consideration of $782,000.

As of July 31, 2022 and 2021, the Company has an issued and outstanding common share of 332,699,500 respectively.

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of July 31, 2022 and July 31, 2021 are summarized below:

	As of July 31, 2022 (Audited)	As of July 31, 2021 (Audited)
Leasehold improvement	$114,263	$114,263
Computer hardware and software	2,481	-
Tools and gauges	561	-
Total	117,305	114,263
Accumulated depreciation	(114,323)	$(114,263)
Property, plant and equipment, net	$2,982	$-

These leasehold improvements include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. The leasehold improvement has completed on September 2019.

Depreciation expense for the year ended July 31, 2022 and July 31, 2021 was $60 and $59,852 respectively.

5. EQUITY METHOD INVESTMENT

	As of July 31, 2022 (audited)	As of July 31, 2021 (audited)
Investment, at cost	$232,040	$-
Less: Equity method loss	(335)	-
Less: Impairment loss on investment	(231,705)	-
	$-	$-

The Company holds investment in business that is accounted for pursuant to the equity method due to the Company’s ability to exert significant influence over decisions relating to its operating and financial affairs. Revenue and expenses of this investment are not consolidated into the Company’s financial statements; rather, the proportionate share of the earnings/losses is reflected as equity method earnings/losses in statements of operations and comprehensive income/loss. As of July 31, 2022, the Company holds 33.9% interest in the investee company.

During the years ended July 31, 2022 and 2021, the Company accounted $335 and $0 of equity method loss respectively.

6. TRADE RECEIVABLES

Trade receivables consisted of the following at July 31, 2022 and July 31, 2021:

	As of July 31, 2022 (Audited)	As of July 31, 2021 (Audited)
Trade receivables	$868	$39,900
Total trade receivables	$868	$39,900

7. OTHER RECEIVABLES, PREPAYMENT AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at July 31, 2022 and July 31, 2021.

	As of July 31, 2022 (Audited)	As of July 31, 2021 (Audited)
Subscription receivable	$-	$232,040
Other receivables	1,086	-
Deposits	4,850	3,277
Prepayment	8,427	9,031
Total other receivables, prepayments and deposits	$14,363	$244,348

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8. DEFERRED COST

For service contracts where the performance obligation is not completed, deferred costs are recorded for any costs incurred in advance of the performance obligation.

9. TRADE PAYABLE

Trade payable consisted of the following at July 31, 2022 and July 31, 2021:

	As of July 31, 2022 (Audited)	As of July 31, 2021 (Audited)
Trade payable	$-	$38,738
Total trade payable	$-	$38,738

10. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at July 31, 2022 and July 31, 2021:

	As of July 31, 2022 (Audited)	As of July 31, 2021 (Audited)
Accrued audit fees	$14,000	$12,500
Other payable and accrued liabilities	26,863	16,178
Total other payables and accrued liabilities	$40,863	$28,678

11. REVENUE

For the years ended July 31, 2022 and July 31, 2021, the Company has revenue arise from the following:

	For the year ended July 31, 2022 (Audited)	For the year ended July 31, 2021 (Audited)
Consultancy service provided	$19,918	$66,267
Installation service	908	-
Total revenue	$20,826	$66,267

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12. INCOME TAXES

For the years ended July 31, 2022 and July 31, 2021, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Year ended July 31, 2022	Year ended July 31, 2021
Tax jurisdictions from:
Local	$(357,958)	(83,210)
Foreign, representing
- Labuan	$(79,060)	(16,250)
- Hong Kong	$(152,154)	(238,891)
- Malaysia	(20,445)	-
Loss before income tax	$(609,617)	(338,351)

The provision for income taxes consisted of the following:

	Year ended July 31, 2022		Year ended July 31, 2021
Current:
- Local		$-		$-
- Foreign		-		-
Deferred:	$		$
- Local		$-		$-
- Foreign		$-		$-

Income tax expense		$-		$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of July 31, 2022 the operations in the United States of America incurred $357,958, of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $286,366 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, Phoenix Plus Corp.is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Hong Kong

Phoenix Plus International Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

Malaysia

Phoenix Green Energy Sdn. Bhd. is subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 17% to 24% on its assessable income.

13. LEASE RIGHT-OF-USE ASSET AND LEASE LIABILITIES

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

As of June 1, 2022, the Company recognized another approximately US$9,343, lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of June 1, 2022, with borrowing rate of 5.56 % adopted from CIMB Bank Berhad’s fixed deposit rate as a reference for discount rate.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right and lease liability as follow:

	As of July 31, 2022	As of July 31, 2021
	(Audited)	(Audited)
Gross lease payable	$42,647	$42,647
Less: imputed interest	(2,202)	(2,202)
Initial recognition	$40,445	$40,445

As of July 31, 2022 and July 31, 2021, operating lease right of use asset as follow:

	As of July 31, 2022	As of July 31, 2021
	(Audited)	(Audited)
Initial recognition as of August 1, 2019	$26,772	$26,772
Additional portion from July 31, 2020 to June 30, 2021	2,719	2,719
Add: new lease addition from July 1, 2021 to June 30, 2023	40,445	40,445
Add: new lease addition from June 1, 2022 to May 31, 2023	9,343	-
Accumulated amortization	(52,264)	(31,261)
Foreign exchange translation loss	(1,234)	173
Balance end of the year	$25,781	$38,848

As of July 31, 2022 and July 31, 2021, operating lease liability as follow:

	As of July 31, 2022	As of July 31, 2021
	(Audited)	(Audited)
Initial recognition as of August 1, 2019	$26,772	$26,772
Add: additional portion (increase of leasing fee)	2,719	2,719
Add: new lease addition from July 1, 2021 to June 30, 2023	40,445	40,445
Add: new lease addition from June 1, 2022 to May 31, 2023	9,343	-
Less: gross repayment	(53,907)	(31,268)
Add: imputed interest	348	180
Foreign exchange translation gain	97	-
Balance as of July 31	25,817	38,848
Less: lease liability current portion	(25,817)	(19,749)
Lease liability non-current portion	$-	$19,099

For the year ended July 31, 2022 and July 31, 2021, the amortization of the operating lease right of use asset are $6,315 and $16,156 respectively.

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Maturities of operating lease obligation as follow:

Year ending
June 30, 2023 (11 months)	25,817
Total	$25,817

Other information:

	Year ended July 31,
	2022	2021
	(Audited)	(Audited)
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$13,031	$18,637
Right-of-use assets obtained in exchange for operating lease liabilities	38,848	38,848
Remaining lease term for operating lease (years)
Lease 1	0.9	1.9
Lease 2	0.8	-
Weighted average discount rate for operating lease
Lease 1	5.60%	5.60%
Lease 2	5.56%	-

Lease expenses were $22,638 and $17,731 for the year ended July 31, 2022 and July 31, 2021 respectively. The Company adopt ASC 842 on and after August 1, 2019.

14. CONCENTRATION OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the year ended July 31, 2022 and 2021, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at year-end are presented as follows:

	For the year ended July 31
	2022	2021	2022	2021	2022	2021
	Revenue		Percentage of Revenue		Trade Receivable
Customer A	$19,918	$66,267	96%	100%	$-	$39,900
	$19,918	$66,267	96%	100%	$-	$39,900

(b)	Major vendors

For the year ended July 31, 2022 and 2021, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at year-end are presented as follows:

	For the year ended July 31
	2022	2021	2022	2021	2022	2021
	Cost of Revenue		Percentage of Cost of Revenue		Trade Payable
Vendor A	$16,328	$53,787	96%	100%	$-	$38,738
	$16,328	$53,787	96%	100%	$-	$38,738

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. SEGMENT INFORMATION

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the year ended July 31, 2022
	United States	Malaysia	Hong Kong	Total

Revenue	$-	$908	$19,918	$20,826
Cost of revenue	-	(659)	(16,328)	(16,987)
Net loss	(357,958)	(99,505)	(152,154)	(609,617)

Total assets	$-	$1,489,942	$92,680	$1,582,622

	For the year ended July 31, 2021
	United States	Malaysia	Hong Kong	Total

Revenue	$-	$-	$66,267	$66,267
Cost of revenue	-	-	(53,787)	(53,787)
Net loss	(83,210)	(16,250)	(238,891)	(338,351)

Total assets	$232,040	$1,802,070	$199,858	$2,233,968

16. GOING CONCERN

As of July 31, 2022, the Company has an accumulated deficit of $1,760,413, net cash used in operating activities of $367,820 and a net loss of $609,617 for the year ended July 31, 2022. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2022 up through the date the Company issued the audited consolidated financial statements. During this period, there was no subsequent event that required recognition or disclosure, except for those disclose elsewhere in the financial statements.

As of July 31, 2022, Phoenix Plus Corp. (the “Company”) holds 33.9% interest in VCASB. VCASB is principally engaged in the development of building projects for own operations which includes but not limited to, rental of space in said building(s), and research and development on information communication technology (“ICT”).

Since the investee company, VCASB, carried out fundraising exercise on July 7, 2020 till the date of this Report, it is still dormant and despite notice was served and further forwarded to the Board of Directors of VCASB to requisite for an Extraordinary General Meeting to be convened on September 20, 2022 by the Board of Directors of VCASB to explain on VCASB company business and other related issues, yet no response from the directors to the shareholders of VCASB. Further considering that the benefit of VCASB’s shareholders is being disregarded by the directors of VCASB, on October 20, 2022 the Company filed a winding up petition against VCASB. VCASB were served with the winding up petition on October 26, 2022 .

