Form 10-Q
period 2022-10-31
Phoenix Plus Corp.
filed 2022-12-14
CIK 1785493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 31, 2022

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2022
Common Stock, $.0001 par value	332,699,500

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2022 AND JULY 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	October 31, 2022 (Unaudited)	July 31, 2022 (Audited)

ASSETS
Current assets
Trade receivables	$15,509	$868
Other receivables, prepayment and deposits	29,652	14,363
Deferred cost	9,804	764
Cash at banks	1,349,303	1,537,864
	1,404,268	1,553,859
Non-current assets
Property, plant and equipment, net	3,974	2,982
Lease right-of-use asset	17,561	25,781
Equity method investment	-	-
	21,535	28,763

TOTAL ASSETS	1,425,803	1,582,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade payables	$3,653	$-
Other payables and accrued liabilities	38,615	40,863
Deferred revenue	9,364	-
Lease liabilities, current	17,619	25,817
Total current liabilities	69,251	66,680

Total liabilities	69,251	66,680

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized 332,699,500 shares issued and outstanding as of October 31, 2022 and July 31, 2022 respectively	$33,270	$33,270
Additional paid-in capital	3,245,230	3,245,230
Accumulated other comprehensive loss	(15,556)	(2,145)
Accumulated deficit	(1,906,392)	(1,760,413)
Total stockholders’ equity	1,356,552	1,515,942

TOTAL LIABILITIES AND STOCKHOLDERS’ FUND	1,425,803	1,582,622

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSSES

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022 and 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended October 31, 2022 (Unaudited)	Three months ended October 31, 2021 (Unaudited)
REVENUE	$15,132	$19,918

COST OF REVENUE	(13,782)	(16,328)

GROSS PROFIT	1,350	3,590

OTHER INCOME	1	35,153

EQUITY METHOD LOSS	-	(58)

GENERAL AND ADMINISTRATIVE EXPENSES	(147,050)	(68,848)

FINANCE COST	(280)	(506)

LOSS BEFORE INCOME TAX	(145,979)	(30,669)

INCOME TAXES PROVISION	-	-

NET LOSS	(145,979)	(30,669)

Other comprehensive loss:
- Foreign exchange adjustment loss	(13,411)	-
COMPREHENSIVE LOSS	$(159,390)	$(30,669)

Net loss per share- Basic and diluted	(0.0005)	(0.00009)

Weighted average number of common shares outstanding - Basic and diluted	332,699,500	332,699,500

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022 and 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three Months Ended October 31, 2022 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2022	332,699,500	$33,270	$3,245,230	$(2,145)	$(1,760,413)	$1,515,942
Net loss for the period	-	-	-	-	(145,979)	(145,979)
Foreign currency translation adjustment	-	-	-	(13,411)	-	(13,411)
Balance as of October 31, 2022	332,699,500	33,270	3,245,230	(15,556)	(1,906,392)	1,356,552

Three Months Ended October 31, 2021 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2021	332,699,500	$33,270	$3,245,230	$-	$(1,150,796)	$2,127,704
Net loss for the period	-	-	-	-	(30,669)	(30,669)
Balance as of October 31, 2021	332,699,500	33,270	3,245,230	-	(1,181,465)	2,097,035

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022 and 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended October 31
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(145,979)	$(30,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity method investment loss	-	58
Depreciation	220	-
Operating lease expenses	7,858	4,181
Changes in operating assets and liabilities:
Trade receivables	(14,641)	676
Other receivables, prepayment and deposits	(15,289)	5,434
Deferred cost	(9,040)	-
Trade payables	3,653	(4,490)
Other payables and accrued liabilities	(2,248)	(3,705)
Deferred revenue	9,364	-
Operating lease liabilities	(8,198)	(4,181)
Net cash used in operating activities	(174,300)	(32,696)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of property, plant and equipment	(1,375)	-
Net cash used in investing activity	(1,375)	-

CASH FLOWS FROM FINANCING ACTIVITY:
Net cash provided by financing activity	-	-

Effect of exchange rate changes on cash and cash equivalents	$(12,886)	-

Net decrease in cash and cash equivalents	(188,561)	(32,696)
Cash and cash equivalents, beginning of year	1,537,864	1,910,872
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,349,303	1,878,176
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed financial statements for Phoenix Plus Corporation for the period ended October 31, 2022 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statement, instructions to Form 10-Q and Regulations S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended July 31, 2022. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended October 31, 2022 and 2021 presented are not necessarily indicative of the results to be expected for the full year. The Company has adopted July 31 as its fiscal year end.

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended October 31, 2022, the Company suffered an accumulated deficit of $1,906,392, negative operating cash flow of $174,300 and net loss of $145,979. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022

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

Translation of amounts from MYR into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended October 31, 2022	As of and for the period ended October 31, 2021

Period-end RM : US$1 exchange rate	4.72	4.14
Period-average RM : US$1 exchange rate	4.56	4.16
Period-end HK$: US$1 exchange rate	7.85	7.78
Period-average HK$ : US$1 exchange rate	7.85	7.78

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022

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

Leases

Prior to August 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective August 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. (see Note 14).

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. COMMON STOCK

As of October 31, 2022, the Company has an issued and outstanding common share of 332,699,500.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of October 31, 2022 and July 31, 2022 are summarized below:

	As of October 31, 2022	As of July 31, 2022
	(Unaudited)	(Audited)
Leasehold improvement	$114,263	$114,263
Computer hardware and software	2,481	2,481
Tools and gauges	1,936	561
Total	118,680	117,305
Accumulated depreciation	(114,543)	$(114,323)
Effect of translation exchange	(163)	-
Property, plant and equipment, net	$3,974	$2,982

These leasehold improvements include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. The leasehold improvement has completed on September 2019.

Depreciation expense for the period ended October 31, 2022 and October 31, 2021 was $220 and $0 respectively.

5. EQUITY METHOD INVESTMENT

	As of October 31, 2022	As of July 31, 2022
	(Unaudited)	(Audited)
Investment, at cost	$232,040	$232,040
Less: Equity method loss	(335)	(335)
Less: Impairment loss on investment	(231,705)	(231,705)
	$-	$-

The Company holds investment in business that is accounted for pursuant to the equity method due to the Company’s ability to exert significant influence over decisions relating to its operating and financial affairs. Revenue and expenses of this investment are not consolidated into the Company’s financial statements; rather, the proportionate share of the earnings/losses is reflected as equity method earnings/losses in statements of operations and comprehensive income/loss. As of October 31, 2022, the Company holds 33.9% interest in the investee company.

During the period ended October 31, 2022 and 2021, the Company accounted $0 and $58 of equity method loss respectively.

6. TRADE RECEIVABLES

Trade receivables consisted of the following at October 31, 2022 and July 31, 2022:

	As of October 31, 2022	As of July 31, 2022
	(Unaudited)	(Audited)
Trade receivables	$15,509	$868
Total trade receivables	$15,509	$868

7. OTHER RECEIVABLES, PREPAYMENT AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at October 31, 2022 and July 31, 2022:

	As of October 31, 2022	As of July 31, 2022
	(Unaudited)	(Audited)
Other receivables	$-	$1,086
Deposits	26,476	4,850
Prepayment	3,176	8,427
Total other receivables, prepayments and deposits	$29,652	$14,363

8. DEFERRED COST

For service contracts where the performance obligation is not completed, deferred costs are recorded for any costs incurred in advance of the performance obligation.

9. TRADE PAYABLE

Trade payable consisted of the following at October 31, 2022 and July 31, 2022:

	As of October 31, 2022	As of July 31, 2022
	(Unaudited)	(Audited)
Trade payable	$3,653	$-
Total trade payable	$3,653	$-

10. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at October 31, 2022 and July 31, 2022:

	As of October 31, 2022	As of July 31, 2022
	(Unaudited)	(Audited)
Accrued audit fees	$-	$14,000
Other payable and accrued liabilities	$38,615	$26,863
Total other payables and accrued liabilities	$38,615	$40,863

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. DEFERRED REVENUE

For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation.

12. REVENUE

For the period ended October 31, 2022 and 2021, the Company has revenue arise from the following:

	Three months period ended October 31, 2022	Three months period ended October 31, 2021
	(Unaudited)	(Unaudited)
Consultancy service provided	$-	$19,918
Installation service	15,132	-
Total revenue	$15,132	$19,918

13. INCOME TAXES

For the period ended October 31, 2022 and 2021, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Three months ended October 31, 2022	Three months ended October 31, 2021
	(Unaudited)	(Unaudited)

Tax jurisdictions from:
Local	$(12,252)	$(37,078)
Foreign, representing
- Labuan	(67,380)	33,973
- Hong Kong	$(39,845)	$(27,564)
- Malaysia	(26,502)	-
Loss before income tax	$(145,979)	$(30,669)

The provision for income taxes consisted of the following:

	For the period ended October 31, 2022	For the period ended October 31, 2021
Current:
- Local	-	-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

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

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of October 31, 2022 the operations in the United States of America incurred $829,913 of cumulative net operating losses which can be carried forward to offset a maximum of 80% future taxable income. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $663,930 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022

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

As of June 1, 2022, the Company recognized another approximately US$9,343, lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of June 1, 2022, with borrowing rate of 5.56 % adopted from Affin Bank Berhad’s fixed deposit rate as a reference for discount rate.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right and lease liability as follow:

	As of October 31, 2022 (Unaudited)	As of July 31, 2022 (Audited)
Gross lease payable	$42,647	$42,647
Less: imputed interest	(2,202)	(2,202)
Recognition	$40,445	$40,445

As of October 31, 2022 and July 31, 2022, operating lease right of use asset as follow:

	As of October 31, 2022 (Unaudited)	As of July 31, 2022 (Audited)
Initial recognition as of August 1, 2019	$26,772	$26,772
Additional portion from July 31, 2020 to June 30, 2021	2,719	2,719
Add: new lease addition from July 1, 2021 to June 30, 2023	40,445	40,445
Add: new lease addition from June 1, 2022 to May 31, 2023	9,343	9,343
Accumulated amortization	(59,078)	(52,264)
Foreign exchange translation loss	(2,640)	(1,234)
Balance	$17,561	$25,781

As of October 31, 2022 and July 31, 2022, operating lease liability as follow:

	As of October 31, 2022 (Unaudited)	As of July 31, 2022 (Audited)
Initial recognition as of August 1, 2019	$26,772	$26,772
Add: additional portion (increase of leasing fee)	2,719	2,719
Add: new lease addition from July 1, 2021 to June 30, 2023	40,445	40,445
Add: new lease addition from June 1, 2022 to May 31, 2023	9,343	9,343
Less: gross repayment	(60,974)	(53,907)
Add: imputed interest	353	348
Foreign exchange translation gain	(1,039)	97
Balance	17,619	25,817
Less: lease liability current portion	(17,619)	(25,817)
Lease liability non-current portion	$-	$-

For the period ended October 31, 2022 and 2021, the amortization of the operating lease right of use asset are $6,814 and $4,927 respectively.

Maturities of operating lease obligation as follow:

Year ending
June 30, 2023 (8 months)	$17,619
Total	$17,619

Other information:

	Period ended October 31
	2022	2021
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$8,198	$4,181
Right-of-use assets obtained in exchange for operating lease liabilities	17,561	34,667
Remaining lease term for operating lease (years)
Lease 1	0.7	1.7
Lease 2	0.6	-
Weighted average discount rate for operating lease
Lease 1	5.6%	5.6%
Lease 2	5.56%	-

Lease expenses were $286 for the period ended October 31, 2022 and $5,433 for the period ended October 31, 2021. The Company adopt ASC 842 on and after August 1, 2019.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

15. CONCENTRATION OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the period ended October 31, 2022 and 2021, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at year-end are presented as follows:

	For the period ended October 31
	2022	2021	2022	2021	2022	2021
	Revenue		Percentage of Revenue		Trade Receivable
Customer A	$-	$19,918	-%	100%	$-	$39,224
Customer B	8,553	-	57%	-%	-	-
Customer C	6,579	-	43%	-%	6,356	-
	$15,132	$19,918	100%	100%	$6,356	$39,224

(b)	Major vendors

For the period ended October 31, 2022 and 2021, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at year-end are presented as follows:

	For the period ended October 31
	2022	2021	2022	2021	2022	2021
	Cost of Revenue		Percentage of Cost of Revenue		Trade Payable
Vendor A	$-	$16,328	-%	100%	$-	$34,248
Vendor B	7,982	-	58%	-%	-	-
Vendor C	3,388	-	25%	-%	3,273	-
	$11,370	$16,328	83%	100%	$3,273	$34,248

16. SEGMENT INFORMATION

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the period ended October 31, 2022
	United States	Malaysia	Hong Kong	Total

Revenue	$-	$15,132	$-	$15,132
Cost of revenue	-	(13,782)	-	(13,782)
Net loss	(12,252)	(93,882)	(39,845)	(145,979)

Total assets	$-	$1,279,246	$146,557	$1,425,803

	For the period ended October 31, 2021
	United States	Malaysia	Hong Kong	Total

Revenue	$-	$-	$19,918	$19,918
Cost of revenue	-	-	(16,328)	(16,328)
Net (loss)/profit	(37,078)	33,973	(27,564)	(30,669)

Total assets	$231,982	$1,695,319	$263,623	$2,190,924

17. SIGNIFICANT EVENTS

On October 20, 2022, Phoenix Plus Corp. (the “Company”) filed a winding up petition against Vettons City Angels Sdn. Bhd (hereinafter referred as “VCASB”), in which the Company holds 33.9% interest in VCASB. VCASB was served with the winding up petition on October 26, 2022.

As of November 25, 2022, the court has fixed the date for the case management of the winding up petition on December 7, 2022 and subsequently, the hearing for the petition on May 31, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K, dated October 28, 2022, for the year ended July 31, 2022 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

3

Results of Operation

For the three months ended October 31, 2022 and 2021

Revenues

For the three months ended October 31, 2022 and 2021, the Company has generated revenue of $15,132 and $19,918 respectively. The revenue represented income from solar PV system installation services, consultancy services provided to our customers on engineering, equipment procurement and transportation, construction on solar plant.

Cost of Revenue and Gross Margin

For the three months ended October 31, 2022 and 2021, cost incurred in providing consultancy services and installation services are $13,782 and $16,328 respectively. The Company generated gross profit of $1,350 and $3,590 for the three months ended October 31, 2022 and 2021 respectively.

General and administrative expenses

For the three months ended October 31, 2022 and 2021, we had incurred general and administrative expenses in the amount of $147,330 and $69,354. These expenses are comprised of salary, consultancy fees for listing advisory, professional fee, compliance fee, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $1 and $35,153 as other income for the three months ended October 31, 2022 and 2021. This income is derived from the interest income and foreign exchange gain.

Net Loss

Our net loss for three months ended October 31, 2022 and 2021 were $145,979 and $30,669. The net loss mainly derived from the general and administrative expenses incurred.

4

Liquidity and Capital Resources

As of October 31, 2022 and 2021, we had cash and cash equivalents of $1,349,303 and $1,878,176. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

Cash Used In Operating Activities

For the three months ended October 31, 2022 and 2021, net cash used in operating activities was $174,300 and $32,696 respectively. The increase in cash used in operating activities was mainly for payment of general and administrative expenses, and selling and marketing expenses.

Cash Provided By Financing Activities

For the three months ended October 31, 2022 and 2021, net cash provided by financing activities was $0 and $0. The financing cash flow performance primarily reflects sale of common stock and collection of subscription receivables.

Cash Used In Investing Activities

For the three months ended October 31, 2022 and 2021, the net cash used in investing activities was $1,375 and $0. The investing cash flow performance primarily reflects the purchase of property, plant and equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of October 31, 2022.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Investment Officer. Based upon that evaluation, our Chief Executive Officer and Chief Investment Officer concluded that, as of October 31, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 25, 2022, the court has fixed the date for the case management of the winding up petition on December 7, 2022 and subsequently, the hearing for the petition on May 31, 2023.

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

Date: December 14, 2022
	By:	/s/ FONG TECK KHEONG
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

9