Form 10-Q
period 2023-01-31
Phoenix Plus Corp.
filed 2023-03-13
CIK 1785493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended January 31, 2023

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2023
Common Stock, $.0001 par value	332,699,500

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2023 AND JULY 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	January 31, 2023 (Unaudited)	July 31, 2022 (Audited)

ASSETS
Current assets
Trade receivables	$16,019	$868
Other receivables, prepayment and deposits	38,299	14,363
Deferred cost	8,268	764
Cash in hand and at bank	1,340,696	1,537,864
	1,403,282	1,553,859
Non-current assets
Plant and equipment, net	4,159	2,982
Lease right-of-use asset	11,907	25,781
Equity method investment	-	-
	16,066	28,763

TOTAL ASSETS	1,419,348	1,582,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables, accrued liabilities and deposits received	$19,586	$40,863
Lease liabilities, current	11,967	25,817
Total current liabilities	31,553	66,680

Total liabilities	31,553	66,680

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized 332,699,500 shares issued and outstanding as of January 31, 2023 and July 31, 2022 respectively	$33,270	$33,270
Additional paid-in capital	3,245,230	3,245,230
Accumulated other comprehensive income / (loss)	4,591	(2,145)
Accumulated deficit	(1,895,296)	(1,760,413)
Total stockholders’ equity	1,387,795	1,515,942

TOTAL LIABILITIES AND STOCKHOLDERS’ FUND	1,419,348	1,582,622

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSSES

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2023 and 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended January 31		Six Months Ended January 31
	2023	2022	2023	2022

REVENUE	$20,456	$-	$35,588	$19,918

COST OF REVENUE	$(14,575)	$-	$(28,357)	$(16,328)

GROSS PROFIT	$5,881	$-	$7,231	$3,590

OTHER INCOME	$105,022	$438	$105,023	$35,591

EQUITY METHOD LOSS	$-	$(146)	$-	$(204)

GENERAL AND ADMINISTRATIVE EXPENSES	$(99,608)	$(74,618)	$(246,658)	$(143,466)

FINANCE COST	$(199)	$(432)	$(479)	$(938)

PROFIT/(LOSS) BEFORE INCOME TAX	$11,096	$(74,758)	$(134,883)	$(105,427)

INCOME TAXES PROVISION	$-	$-	$-	$-

NET PROFIT/(LOSS)	$11,096	$(74,758)	$(134,883)	$(105,427)

Other comprehensive income:
- Foreign exchange adjustment gain	$20,147	$-	$6,736	$-
COMPREHENSIVE INCOME /(LOSS)	$31,243	$(74,758)	$(128,147)	$(105,427)

Net loss per share, basic and diluted:	$0.00009	$(0.0002)	$(0.0004)	$(0.0003)

Weighted average number of common shares outstanding – Basic and diluted	332,699,500	332,699,500	332,699,500	332,699,500

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JANUARY 31, 2023 and 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Six Months Ended January 31, 2023 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2022	332,699,500	$33,270	$3,245,230	$(2,145)	$(1,760,413)	$1,515,942
Net loss for the period	-	-	-	-	(145,979)	(145,979)
Foreign currency translation adjustment	-	-	-	(13,411)	-	(13,411)
Balance as of October 31, 2022	332,699,500	33,270	3,245,230	(15,556)	(1,906,392)	1,356,552
Net profit for the period	-	-	-	-	11,096	11,096
Foreign currency translation adjustment	-	-	-	20,147	-	20,147
Balance as of January 31, 2023	332,699,500	$33,270	$3,245,230	$4,591	$(1,895,296)	$1,387,795

Six Months Ended January 31, 2022 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2021	332,699,500	$33,270	$3,245,230	$-	$(1,150,796)	$2,127,704
Net loss for the period	-	-	-	-	(30,669)	(30,669)
Balance as of October 31, 2021	332,699,500	33,270	3,245,230	-	(1,181,465)	2,097,035
Net loss for the period	-	-	-	-	(74,758)	(74,758)
Balance as of January 31, 2022	332,699,500	$33,270	$3,245,230	$-	$(1,256,223)	$2,022,277

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2023 and 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended January 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(134,883)	$(105,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity method investment loss	-	204
Depreciation	444	-
Amortization of right-of-use	13,874	9,870
Operating lease expense	-	938
Changes in operating assets and liabilities:
Trade receivables	(15,151)	19,982
Other receivables, prepayment and deposits	(23,936)	24
Deferred cost	(7,504)	-
Trade payables	-	(22,410)
Other payables and accrued liabilities	(21,277)	(26,580)
Operating lease liabilities	(13,850)	(10,808)
Net cash used in operating activities	(202,283)	(134,207)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of plant and equipment	(1,520)	-
Net cash used in investing activity	(1,520)	-

CASH FLOWS FROM FINANCING ACTIVITY:
Net cash provided by financing activity	-	-

Effect of exchange rate changes on cash and cash equivalents	$6,635	-

Net decrease in cash and cash equivalents	(197,168)	(134,207)
Cash and cash equivalents, beginning of year	1,537,864	1,910,872
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,340,696	1,776,665
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2023

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed financial statements for Phoenix Plus Corporation for the period ended January 31, 2023 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statement, instructions to Form 10-Q and Regulations S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended July 31, 2022. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended January 31, 2023 and 2022 presented are not necessarily indicative of the results to be expected for the full year. The Company has adopted July 31 as its fiscal year end.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated upon consolidation.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2023

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

Cost of revenue

Cost of revenue includes the cost of services and product in providing business mentoring, nurturing, incubating, corporate development advisory services and provision of technical consultancy on solar power system and consultancy on green energy solution.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Plant and equipment

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2023

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended January 31, 2023, the Company suffered an accumulated deficit of $1,895,296, negative operating cash flow of $202,283 and net loss of $134,883. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2023

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

Translation of amounts from MYR into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended January 31, 2023	As of and for the period ended January 31, 2022

Period-end RM : US$1 exchange rate	4.27	4.19
Period-average RM : US$1 exchange rate	4.51	4.19
Period-end HK$: US$1 exchange rate	7.84	7.80
Period-average HK$ : US$1 exchange rate	7.83	7.79

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2023

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. COMMON STOCK

As of January 31, 2023, the Company has an issued and outstanding common share of 332,699,500.

4. PLANT AND EQUIPMENT

Plant and equipment as of January 31, 2023 and July 31, 2022 are summarized below:

	As of January 31, 2023	As of July 31, 2022
	(Unaudited)	(Audited)
Leasehold improvement	$114,263	$114,263
Computer hardware and software	2,481	2,481
Tools and gauges	2,081	561
Total	118,825	117,305
Accumulated depreciation	(114,767)	$(114,323)
Effect of translation exchange	101	-
Plant and equipment, net	$4,159	$2,982

These leasehold improvements include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. The leasehold improvement has completed on September 2019.

Depreciation expense for the period ended January 31, 2023 and January 31, 2022 was $444 and $0 respectively.

5. EQUITY METHOD INVESTMENT

	As of January 31, 2023	As of July 31, 2022
	(Unaudited)	(Audited)
Investment, at cost	$232,040	$232,040
Less: Equity method loss	(335)	(335)
Less: Impairment loss on investment	(231,705)	(231,705)
	$-	$-

The Company holds investment in business that is accounted for pursuant to the equity method due to the Company’s ability to exert significant influence over decisions relating to its operating and financial affairs. Revenue and expenses of this investment are not consolidated into the Company’s financial statements; rather, the proportionate share of the earnings/losses is reflected as equity method earnings/losses in statements of operations and comprehensive income/loss. As of January 31, 2023, the Company holds 33.9% interest in the investee company.

During the period ended January 31, 2023 and 2022, the Company accounted $0 and $146 of equity method loss respectively.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

6. TRADE RECEIVABLES

Trade receivables consisted of the following at January 31, 2023 and July 31, 2022:

	As of January 31, 2023	As of July 31, 2022
	(Unaudited)	(Audited)
Trade receivables	$16,019	$868
Total trade receivables	$16,019	$868

7. OTHER RECEIVABLES, PREPAYMENT AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at January 31, 2023 and July 31, 2022:

	As of January 31, 2023	As of July 31, 2022
	(Unaudited)	(Audited)
Other receivables	$-	$1,086
Deposits	29,507	4,850
Prepayment	8,792	8,427
Total other receivables, prepayment and deposits	$38,299	$14,363

8. DEFERRED COST

For service contracts where the performance obligation is not completed, deferred costs are recorded for any costs incurred in advance of the performance obligation.

9. OTHER PAYABLES, ACCRUED LIABILITIES AND DEPOSITS RECEIVED

Other payables, accrued liabilities and deposits received consisted of the following at January 31, 2023 and July 31, 2022:

	As of January 31, 2023	As of July 31, 2022
	(Unaudited)	(Audited)
Accrued audit fees	$2,500	$14,000
Other payables, accrued liabilities and deposits received	$17,086	$26,863
Total other payables, accrued liabilities and deposits received	$19,586	$40,863

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. REVENUE

For the period ended January 31, 2023 and 2022, the Company has revenue arise from the following:

	Six months period ended January 31, 2023	Six months period ended January 31, 2022
	(Unaudited)	(Unaudited)
Consultancy service provided	$-	$19,918
Installation service	35,588	-
Total revenue	$35,588	$19,918

11. INCOME TAXES

For the period ended January 31, 2023 and 2022, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Six months period ended January 31, 2023	Six months period ended January 31, 2022
	(Unaudited)	(Unaudited)

Tax jurisdictions from:
Local	$(26,431)	$(43,589)
Foreign, representing
- Labuan	36,738	13,317
- Hong Kong	$(77,436)	$(75,155)
- Malaysia	(67,754)	-
Loss before income tax	$(134,883)	$(105,427)

The provision for income taxes consisted of the following:

	For the period ended January 31, 2023	For the period ended January 31, 2022
Current:
- Local	-	-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2023

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

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of January 31, 2023 the operations in the United States of America incurred $844,092 of cumulative net operating losses which can be carried forward to offset a maximum of 80% future taxable income. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $675,274 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2023

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

As of July 1, 2021, the Company recognized approximately US$40,445, lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of July 1, 2021, with borrowing rate of 5.60% adopted from CIMB Bank Berhad’s fixed deposit rate as a reference for discount rate.

As of June 1, 2022, the Company recognized another approximately US$9,343, lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of June 1, 2022, with borrowing rate of 5.56% adopted from Affin Bank Berhad’s fixed deposit rate as a reference for discount rate.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right and lease liability as follow:

	As of January 31, 2023 (Unaudited)	As of July 31, 2022 (Audited)
Gross lease payable	$42,647	$42,647
Less: imputed interest	(2,202)	(2,202)
Recognition	$40,445	$40,445

As of January 31, 2023 and July 31, 2022, operating lease right of use asset as follow:

	As of January 31, 2023 (Unaudited)	As of July 31, 2022 (Audited)
Initial recognition as of August 1, 2019	$26,772	$26,772
Additional portion from July 31, 2020 to June 30, 2021	2,719	2,719
Add: new lease addition from July 1, 2021 to June 30, 2023	40,445	40,445
Add: new lease addition from June 1, 2022 to May 31, 2023	9,343	9,343
Accumulated amortization	(66,503)	(52,264)
Foreign exchange translation loss	(869)	(1,234)
Balance	$11,907	$25,781

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

As of January 31, 2023 and July 31, 2022, operating lease liability as follow:

	As of January 31, 2023 (Unaudited)	As of July 31, 2022 (Audited)
Initial recognition as of August 1, 2019	$26,772	$26,772
Add: additional portion (increase of leasing fee)	2,719	2,719
Add: new lease addition from July 1, 2021 to June 30, 2023	40,445	40,445
Add: new lease addition from June 1, 2022 to May 31, 2023	9,343	9,343
Less: gross repayment	(68,602)	(53,907)
Add: imputed interest	356	348
Foreign exchange translation gain	934	97
Balance	11,967	25,817
Less: lease liability current portion	(11,967)	(25,817)
Lease liability non-current portion	$-	$-

For the period ended January 31, 2023 and 2022, the amortization of the operating lease right of use asset are $14,239 and $4,943 respectively.

Maturities of operating lease obligation as follow:

Year ending
June 30, 2023 (5 months)	$11,967
Total	$11,967

Other information:

	Period ended January 31
	2023	2022
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$13,874	$938
Right-of-use assets obtained in exchange for operating lease liabilities	11,907	29,355
Remaining lease term for operating lease (years)
Lease 1	0.4	1.45
Lease 2	0.3	-
Weighted average discount rate for operating lease
Lease 1	5.6%	5.6%
Lease 2	5.56%	-

Lease expenses were $480 for the period ended January 31, 2023 and $10,808 for the period ended January 31, 2022. The Company adopt ASC 842 on and after August 1, 2019.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

13. CONCENTRATION OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended January 31, 2023 and 2022, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at year-end are presented as follows:

	Three months ended January 31
	2023	2022	2023	2022	2023	2022
	Revenue		Percentage of Revenue		Trade Receivable
Customer A	19,517	-	95%	-%	16,019	-
	$19,517	$-	95%	-%	$16,019	$-

For the six months ended January 31, 2023 and 2022, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at year-end are presented as follows:

	Six months ended January 31
	2023	2022	2023	2022	2023	2022
	Revenue		Percentage of Revenue		Trade Receivable
Customer A	26,009	-	73%	-%	16,019	-
Customer B	8,647	-	24%	-%	-	-
Customer C	-	19,918	-	100%	-	19,918
	$34,656	$19,918	97%	100%	$16,019	$19,918

(b)	Major vendors

For the three months ended January 31, 2023 and 2022, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at year-end are presented as follows:

	Three months ended January 31
	2023	2022	2023	2022	2023	2022
	Cost of Revenue		Percentage of Cost of Revenue		Trade Payable
Vendor A	3,632	-	25%	-%	-	-
Vendor B	6,032	-	41%	-%	-	-
Vendor C	1,621	-	11%	-%	-	-
	$11,284	$-	71%	-%	$-	$-

For the six months ended January 31, 2023 and 2022, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at year-end are presented as follows:

	Six months ended January 31
	2023	2022	2023	2022	2023	2022
	Cost of Revenue		Percentage of Cost of Revenue		Trade Payable
Vendor A	3,632	-	13%	-%	-	-
Vendor B	6,032	-	21%	-%	-	-
Vendor C	3,093	-	11%	-%	-	-
Vendor D	8,071	-	28%	-%	-	-
Vendor E	-	16,328	-%	100%	-	-
	$20,828	$16,328	73%	100%	$-	$-

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2023

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the period ended January 31, 2023
	United States	Malaysia	Hong Kong	Total

Revenue	$-	$35,588	$-	$35,588
Cost of revenue	-	(28,357)	-	(28,357)
Net loss	(26,431)	(31,016)	(77,436)	(134,883)

Total assets	$-	$1,313,373	$105,975	$1,419,348

	For the period ended January 31, 2022
	United States	Malaysia	Hong Kong	Total

Revenue	$-	$-	$19,918	$19,918
Cost of revenue	-	-	(16,328)	(16,328)
Net (loss) / profit	(43,589)	13,317	(75,155)	(105,427)

Total assets	$231,836	$1,653,423	$184,801	$2,070,060

15. SIGNIFICANT EVENTS

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

On January 8, 2023, Mr. Lee Chong Chow (“Mr. Lee”) appointed as Executive Director of Phoenix Plus Corp. (the “Company”), effective immediately.

On February 28, 2023, Mr. Fong Teck Kheong (“Mr Fong”), Chief Executive Officer, President, Director, Secretary and Treasurer of the Company resigned from the Board of Directors (the “Board”) of the Company, effective immediately. In connection with such resignation, Mr. Fong also resigned as the Chief Executive Officer, President, Secretary and Treasurer (collectively, “Other Positions”) of the Company. Mr. Fong’s decision to resign from the Board and Other Positions was due to his intention to pursue other personal interest.

On February 28, 2023, Mr. Lee, who is also a member of the Board, was appointed as the Chief Executive Officer and Other Positions, effective immediately.

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

Results of Operation

For the three months ended January 31, 2023 and 2022

Revenues

For the three months ended January 31, 2023 and 2022, the Company has generated revenue of $20,456 and $0 respectively. The revenue represented income from solar PV system installation services, consultancy services provided to our customers on engineering, equipment procurement and transportation, construction on solar plant.

Cost of Revenue and Gross Margin

For the three months ended January 31, 2023 and 2022, cost incurred in providing consultancy services and installation services are $14,575 and $0 respectively. The Company generated gross profit of $5,881 and $0 for the three months ended January 31, 2023 and 2022 respectively.

General and administrative expenses

For the three months ended January 31, 2023 and 2022, we had incurred general and administrative expenses in the amount of $99,608 and $74,618. These expenses are comprised of salary, consultancy fees for listing advisory, professional fee, compliance fee, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $105,022 and $438 as other income for the three months ended January 31, 2023 and 2022. This income is derived from the interest income and foreign exchange gain.

Net Profit / (Loss)

Our net profit for three months ended January 31, 2023 was $11,096. The net profit mainly derived from the foreign exchange gain. Our net loss for three months ended January 31, 2022 was $74,758, mainly derived from the general and administrative expenses incurred.

For the six months ended January 31, 2023 and 2022

Revenues

For the six months ended January 31, 2023 and 2022, the Company has generated revenue of $35,588 and $19,918 respectively. The revenue represented income from solar PV system installation services, consultancy services provided to our customers on engineering, equipment procurement and transportation, construction on solar plant.

Cost of Revenue and Gross Margin

For the six months ended January 31, 2023 and 2022, cost incurred in providing consultancy services and installation services are $28,357 and $16,328 respectively. The Company generated gross profit of $7,231 and $3,590 for the six months ended January 31, 2023 and 2022 respectively.

General and administrative expenses

For the six months ended January 31, 2023 and 2022, we had incurred general and administrative expenses in the amount of $246,658 and $143,466. These expenses are comprised of salary, consultancy fees for listing advisory, professional fee, compliance fee, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $105,023 and $35,591 as other income for the six months ended January 31, 2023 and 2022. This income is derived from the interest income and foreign exchange gain.

Net Loss

Our net loss for six months ended January 31, 2023 and 2022 were $134,883 and $105,427. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

As of January 31, 2023 and 2022, we had cash and cash equivalents of $1,340,696 and $1,776,665. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

Cash Used In Operating Activities

For the six months ended January 31, 2023 and 2022, net cash used in operating activities was $202,283 and $134,207 respectively. The increase in cash used in operating activities was mainly for payment of general and administrative expenses, and selling and marketing expenses.

Cash Provided By Financing Activities

For the six months ended January 31, 2023 and 2022, net cash provided by financing activities was $0 and $0. The financing cash flow performance primarily reflects sale of common stock and collection of subscription receivables.

Cash Used In Investing Activities

For the six months ended January 31, 2023 and 2022, the net cash used in investing activities was $1,520 and $0. The investing cash flow performance primarily reflects the purchase of plant and equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of January 31, 2023.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of January 31, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of January 31, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of Form 10-Q, the Company is pending for hearing of petition of the case as of May 31, 2023.

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

Phoenix Plus Corp.
(Name of Registrant)

Date: March 13, 2023
	By:	/s/ LEE CHONG CHOW
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

