Form 10-Q
period 2023-04-30
Phoenix Plus Corp.
filed 2023-06-14
CIK 1785493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 30, 2023

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2023
Common Stock, $.0001 par value	332,699,500

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2023 AND JULY 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	April 30, 2023 (Unaudited)	July 31, 2022 (Audited)

ASSETS
Current assets
Trade receivables	$13,206	$868
Other receivables, prepayment and deposits	30,631	14,363
Deferred cost	24,614	764
Cash in hand and at bank	1,199,669	1,537,864
	1,268,120	1,553,859
Non-current assets
Plant and equipment, net	7,252	2,982
Lease right-of-use asset	4,120	25,781
Equity method investment	-	-
	11,372	28,763

TOTAL ASSETS	1,279,492	1,582,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables, accrued liabilities and deposits received	$37,952	$40,863
Lease liabilities, current	4,140	25,817
Total current liabilities	42,092	66,680

Total liabilities	42,092	66,680

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized 332,699,500 shares issued and outstanding as of April 30, 2023 and July 31, 2022 respectively	$33,270	$33,270
Additional paid-in capital	3,245,230	3,245,230
Accumulated other comprehensive loss	(3,216)	(2,145)
Accumulated deficit	(2,037,884)	(1,760,413)
Total stockholders’ equity	1,237,400	1,515,942

TOTAL LIABILITIES AND STOCKHOLDERS’ FUND	1,279,492	1,582,622

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSSES

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2023 and 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended April 30		Nine Months Ended April 30
	2023	2022	2023	2022

REVENUE
- CURRENT PERIOD	$-	$-	$35,588	$19,918
- OVER-PROVISION	(878)	-	(878)	-

COST OF REVENUE	$(305)	$-	$(28,662)	$(16,328)

GROSS (LOSS)/PROFIT	$(1,183)	$-	$6,048	$3,590

OTHER INCOME	$-	$1,866	$56	$37,457

EQUITY METHOD LOSS	$-	$(131)	$-	$(335)

GENERAL AND ADMINISTRATIVE EXPENSES	$(141,313)	$(159,491)	$(283,004)	$(302,956)

FINANCE COST	$(92)	$(348)	$(571)	$(1,287)

LOSS BEFORE INCOME TAX	$(142,588)	$(158,104)	$(277,471)	$(263,531)

INCOME TAXES PROVISION	$-	$-	$-	$-

NET LOSS	$(142,588)	$(158,104)	$(277,471)	$(263,531)

Other comprehensive loss:
- Foreign exchange adjustment loss	$(7,807)	$-	$(1,071)	$-
COMPREHENSIVE LOSS	$(150,395)	$(158,104)	$(278,542)	$(263,531)

Net loss per share, basic and diluted:	$(0.0005)	$(0.0005)	$(0.0008)	$(0.0008)

Weighted average number of common shares outstanding – Basic and diluted	332,699,500	332,699,500	332,699,500	332,699,500

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED APRIL 30, 2023 and 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Nine Months Ended April 30, 2023 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2022	332,699,500	$33,270	$3,245,230	$(2,145)	$(1,760,413)	$1,515,942
Net loss for the period	-	-	-	-	(145,979)	(145,979)
Foreign currency translation adjustment	-	-	-	(13,411)	-	(13,411)
Balance as of October 31, 2022	332,699,500	33,270	3,245,230	(15,556)	(1,906,392)	1,356,552
Net profit for the period	-	-	-	-	11,096	11,096
Foreign currency translation adjustment	-	-	-	20,147	-	20,147
Balance as of January 31, 2023	332,699,500	$33,270	$3,245,230	$4,591	$(1,895,296)	$1,387,795
Net loss for the period	-	-	-	-	(142,588)	(142,588)
Foreign currency translation adjustment	-	-	-	(7,807)	-	(7,807)
Balance as of April 30, 2023	332,699,500	$33,270	$3,245,230	$(3,216)	$(2,037,884)	$1,237,400

Nine Months Ended April 30, 2022 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2021	332,699,500	$33,270	$3,245,230	$-	$(1,150,796)	$2,127,704
Net loss for the period	-	-	-	-	(30,669)	(30,669)
Balance as of October 31, 2021	332,699,500	33,270	3,245,230	-	(1,181,465)	2,097,035
Net loss for the period	-	-	-	-	(74,758)	(74,758)
Balance as of January 31, 2022	332,699,500	$33,270	$3,245,230	$-	$(1,256,223)	$2,022,277
Net loss for the period	-	-	-	-	(158,104)	(158,104)
Balance as of April 30, 2022	332,699,500	$33,270	$3,245,230	$-	$(1,414,327)	$(1,864,173)

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2023 and 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended April 30
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(277,471)	$(263,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity method investment loss	-	335
Depreciation	791	-
Amortization of right-of-use	21,661	-
Operating lease expense	-	15,452
Changes in operating assets and liabilities:
Trade receivables	(12,338)	39,900
Other receivables, prepayment and deposits	(16,268)	5,189
Deferred cost	(23,850)	-
Trade payables	-	(38,738)
Other payables and accrued liabilities	(2,911)	29,521
Operating lease liabilities	(21,677)	(15,452)
Net cash used in operating activities	(332,063)	(227,324)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of plant and equipment	(5,070)	-
Net cash used in investing activity	(5,070)	-

CASH FLOWS FROM FINANCING ACTIVITY:
Net cash provided by financing activity	-	-

Effect of exchange rate changes on cash and cash equivalents	$(1,062)	-

Net decrease in cash and cash equivalents	(338,195)	(227,324)
Cash and cash equivalents, beginning of year	1,537,864	1,910,872
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,199,669	1,683,548
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2023

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed financial statements for Phoenix Plus Corporation for the period ended April 30, 2023 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statement, instructions to Form 10-Q and Regulations S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended July 31, 2022. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended April 30, 2023 and 2022 presented are not necessarily indicative of the results to be expected for the full year. The Company has adopted July 31 as its fiscal year end.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated upon consolidation.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2023

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2023

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended April 30, 2023, the Company suffered an accumulated deficit of $2,037,884, negative operating cash flow of $332,063 and net loss of $277,471. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2023

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

Translation of amounts from MYR into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended April 30, 2023	As of and for the period ended April 30, 2022

Period-end RM : US$1 exchange rate	4.46	4.35
Period-average RM : US$1 exchange rate	4.48	4.22
Period-end HK$: US$1 exchange rate	7.84	7.85
Period-average HK$ : US$1 exchange rate	7.85	7.82

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2023

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topics 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. In November 2019, the FASB issued ASU 2019-10 highlighted the adoption timeline. For smaller reporting entities, Topic 326 is effective for annual periods beginning after December 15, 2022, including interim period within those fiscal years, of which is effective for the Company on August 1, 2023.

Credit loss rate is determined by historical collection based on aging schedule, adjusted for current conditions using reasonable and supportable forecast. Based on the aging categorization and the adjusted loss per category, an allowance for credit losses is calculated by multiplying the adjusted loss rate with the amortized cost in the respective age category.

Recently Issued Accounting Standard

The Company reviews new accounting standards as issued. Management has not identified any other new standards that is believes will have a significant impact on the Company’s financial statements.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. COMMON STOCK

As of April 30, 2023, the Company has an issued and outstanding common share of 332,699,500.

4. PLANT AND EQUIPMENT

Plant and equipment as of April 30, 2023 and July 31, 2022 are summarized below:

	As of April 30, 2023	As of July 31, 2022
	(Unaudited)	(Audited)
Leasehold improvement	$114,263	$114,263
Computer hardware and software	5,865	2,481
Tools and gauges	2,247	561
Total	122,375	117,305
Accumulated depreciation	(115,114)	$(114,323)
Effect of translation exchange	(9)	-
Plant and equipment, net	$7,252	$2,982

These leasehold improvements include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. The leasehold improvement has completed on September 2019.

Depreciation expense for the period ended April 30, 2023 and April 30, 2022 was $791 and $0 respectively.

5. EQUITY METHOD INVESTMENT

	As of April 30, 2023	As of July 31, 2022
	(Unaudited)	(Audited)
Investment, at cost	$232,040	$232,040
Less: Equity method loss	(335)	(335)
Less: Impairment loss on investment	(231,705)	(231,705)
	$-	$-

The Company holds investment in business that is accounted for pursuant to the equity method due to the Company’s ability to exert significant influence over decisions relating to its operating and financial affairs. Revenue and expenses of this investment are not consolidated into the Company’s financial statements; rather, the proportionate share of the earnings/losses is reflected as equity method earnings/losses in statements of operations and comprehensive income/loss. As of April 30, 2023, the Company holds 33.9% interest in the investee company.

During the period ended April 30, 2023 and 2022, the Company accounted $0 and $335 of equity method loss respectively.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

6. TRADE RECEIVABLES

Trade receivables consisted of the following at April 30, 2023 and July 31, 2022:

	As of April 30, 2023	As of July 31, 2022
	(Unaudited)	(Audited)
Trade receivables	$13,206	$868
Total trade receivables	$13,206	$868

7. OTHER RECEIVABLES, PREPAYMENT AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at April 30, 2023 and July 31, 2022:

	As of April 30, 2023	As of July 31, 2022
	(Unaudited)	(Audited)
Other receivables	$-	$1,086
Deposits	27,268	4,850
Prepayment	3,363	8,427
Total other receivables, prepayment and deposits	$30,631	$14,363

8. DEFERRED COST

For service contracts where the performance obligation is not completed, deferred costs are recorded for any costs incurred in advance of the performance obligation.

9. OTHER PAYABLES, ACCRUED LIABILITIES AND DEPOSITS RECEIVED

Other payables, accrued liabilities and deposits received consisted of the following at April 30, 2023 and July 31, 2022:

	As of April 30, 2023	As of July 31, 2022
	(Unaudited)	(Audited)
Accrued audit fees	$5,000	$14,000
Other payables, accrued liabilities and deposits received	$32,952	$26,863
Total other payables, accrued liabilities and deposits received	$37,952	$40,863

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. REVENUE

For the period ended April 30, 2023 and 2022, the Company has revenue arise from the following:

	Nine months period ended April 30, 2023	Nine months period ended April 30, 2022
	(Unaudited)	(Unaudited)
Consultancy service provided	$-	$19,918
Installation service
- Current period	35,588	-
- Over-provision	(878)	-
Total revenue	$34,710	$19,918

11. INCOME TAXES

For the period ended April 30, 2023 and 2022, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Nine months period ended April 30, 2023	Nine months period ended April 30, 2022
	(Unaudited)	(Unaudited)

Tax jurisdictions from:
Local	$(39,711)	$(105,967)
Foreign, representing
- Labuan	(11,013)	(48,617)
- Hong Kong	$(113,016)	$(108,947)
- Malaysia	(113,731)	-
Loss before income tax	$(277,471)	$(263,531)

The provision for income taxes consisted of the following:

	For the period ended April 30, 2023 (Unaudited)	For the period ended April 30, 2022 (Unaudited)
Current:
- Local	-	-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2023

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

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of April 30, 2023 the operations in the United States of America incurred $857,372 of cumulative net operating losses which can be carried forward to offset a maximum of 80% future taxable income. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $685,898 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, Phoenix Plus Corp.is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Hong Kong

Phoenix Plus International Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income.

Malaysia

Phoenix Green Energy Sdn. Bhd. is subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 15% to 24% on its assessable income.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2023

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

The initial recognition of operating lease right and lease liability as follow:

	As of April 30, 2023 (Unaudited)	As of July 31, 2022 (Audited)
Gross lease payable	$42,647	$42,647
Less: imputed interest	(2,202)	(2,202)
Recognition	$40,445	$40,445

As of April 30, 2023 and July 31, 2022, operating lease right of use asset as follow:

	As of April 30, 2023 (Unaudited)	As of July 31, 2022 (Audited)
Initial recognition as of August 1, 2019	$26,772	$26,772
Additional portion from July 31, 2020 to June 30, 2021	2,719	2,719
Add: new lease addition from July 1, 2021 to June 30, 2023	40,445	40,445
Add: new lease addition from June 1, 2022 to May 31, 2023	9,343	9,343
Accumulated amortization	(73,925)	(52,264)
Foreign exchange translation loss	(1,234)	(1,234)
Balance	$4,120	$25,781

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

As of April 30, 2023 and July 31, 2022, operating lease liability as follow:

	As of April 30, 2023 (Unaudited)	As of July 31, 2022 (Audited)
Initial recognition as of August 1, 2019	$26,772	$26,772
Add: additional portion (increase of leasing fee)	2,719	2,719
Add: new lease addition from July 1, 2021 to June 30, 2023	40,445	40,445
Add: new lease addition from June 1, 2022 to May 31, 2023	9,343	9,343
Less: gross repayment	(76,022)	(53,907)
Add: imputed interest	302	348
Foreign exchange translation gain	581	97
Balance	4,140	25,817
Less: lease liability current portion	(4,140)	(25,817)
Lease liability non-current portion	$-	$-

For the period ended April 30, 2023 and 2022, the amortization of the operating lease right of use asset are $21,661 and $4,818 respectively.

Maturities of operating lease obligation as follow:

Year ending
June 30, 2023 (2 months)	$4,140
Total	$4,140

Other information:

	Period ended April 30
	2023	2022
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$21,677	$15,452
Right-of-use assets obtained in exchange for operating lease liabilities	4,120	23,396
Remaining lease term for operating lease (years)
Lease 1	0.2	1.17
Lease 2	0.1	-
Weighted average discount rate for operating lease
Lease 1	5.6%	5.6%
Lease 2	5.56%	-

Lease expenses were $574 for the period ended April 30, 2023 and $15,975 for the period ended April 30, 2022. The Company adopt ASC 842 on and after August 1, 2019.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

13. CONCENTRATION OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended April 30, 2023 and 2022, there is no customer who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at period-end.

For the nine months ended April 30, 2023 and 2022, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at period-end are presented as follows:

	Nine months ended April 30
	2023	2022	2023	2022	2023	2022
	Revenue		Percentage of Revenue		Trade Receivable
Customer A	23,884	-	67%	-%	13,206	-
Customer B	8,705	-	24%	-%	-	-
Customer C	-	19,918	-	100%	-	-
	$32,589	$19,918	91%	100%	$13,206	$-

(b)	Major vendors

For the three months ended April 30, 2023 and 2022, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	Three months ended April 30
	2023	2022	2023	2022	2023	2022
	Cost of Revenue		Percentage of Cost of Revenue		Trade Payable
Vendor A	67	-	58%	-%	-	-
Vendor B	140	-	35%	-%	-	-
	$207	$-	93%	-%	$-	$-

For the nine months ended April 30, 2023 and 2022, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	Nine months ended April 30
	2023	2022	2023	2022	2023	2022
	Cost of Revenue		Percentage of Cost of Revenue		Trade Payable
Vendor A	8,128	-	28%	-%	-	-
Vendor B	3,115	-	11%	-%	-	-
Vendor C	6,075	-	21%	-%	-	-
Vendor D	3,658	-	13%	-%	-	-
Vendor E	-	16,328	-%	100%	-	-
	$20,976	$16,328	73%	100%	$-	$-

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2023

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the period ended April 30, 2023
	United States	Malaysia	Hong Kong	Total

Revenue
- Current period	$-	$35,588	$-	$35,588
- Over-provision	-	(878)	-	(878)
Cost of revenue	-	(28,662)	-	(28,662)
Net loss	(39,711)	(124,744)	(113,016)	(277,471)

Total assets	$-	$1,211,067	$68,425	$1,279,492

	For the period ended April 30, 2022
	United States	Malaysia	Hong Kong	Total

Revenue	$-	$-	$19,918	$19,918
Cost of revenue	-	-	(16,328)	(16,328)
Net loss	(105,967)	(48,617)	(108,947)	(263,531)

Total assets	$231,705	$1,576,492	$137,571	$1,945,768

15. SIGNIFICANT EVENTS

On October 20, 2022, Phoenix Plus Corp. (the “Company”) filed a winding up petition against Vettons City Angels Sdn. Bhd (hereinafter referred as “VCASB”), in which the Company holds 33.9% interest in VCASB. VCASB was served with the winding up petition on October 26, 2022.

On May 23, 2023, the Company’s solicitor, Messrs. Amos Ho, Sew & Kiew, has delivered an affidavit on compliance of all provisions of Companies Winding UP Rules 1972 (Malaysia). On the same day, the Company’s solicitor also delivered an affidavit to the local court to confirm serving of Memorandum of Advertisement and Gazetting to Registrar of Companies and Insolvency Department.

The hearing of petition of the case was held on May 31, 2023. On the same day, the court has given order that:

a.	VCASB is wound up under the provisions of the Companies Act Malaysia 2016;

b.	The Malaysian Receiver Officer (Director General of Insolvency/ Department of Insolvency Malaysia) is appointed as Liquidator for VCASB; and

c.	The cost of RM5,000 will be paid from the assets of VCASB to petitioner.

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

Results of Operation

For the three months ended April 30, 2023 and 2022

Revenues

For the three months ended April 30, 2023 and 2022, the Company has generated revenue of $0 and $0 respectively, with an over-provision revenue of $878 for the three months ended April 30, 2023. The revenue represented income from solar PV system installation services, consultancy services provided to our customers on engineering, equipment procurement and transportation, construction on solar plant.

Cost of Revenue and Gross Margin

For the three months ended April 30, 2023 and 2022, cost incurred in providing consultancy services and installation services are $305 and $0 respectively. The Company generated gross loss of $1,183  and $0 for the three months ended April 30, 2023 and 2022 respectively.

General and administrative expenses

For the three months ended April 30, 2023 and 2022, we had incurred general and administrative expenses in the amount of $141,313 and $159,491. These expenses are comprised of salary, consultancy fees for listing advisory, professional fee, compliance fee, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $0 and $1,866 as other income for the three months ended April 30, 2023 and 2022. This income is derived from the interest income and foreign exchange gain.

Net Loss

Our net loss for three months ended April 30, 2023 and 2022 were $142,588 and $158,104 respectively. The net loss mainly derived from the general and administrative expenses incurred.

For the nine months ended April 30, 2023 and 2022

Revenues

For the nine months ended April 30, 2023 and 2022, the Company has generated revenue of $35,588 and $19,918 respectively, with an over-provision revenue of $878 for the nine months ended April 30, 2023. The revenue represented income from solar PV system installation services, consultancy services provided to our customers on engineering, equipment procurement and transportation, construction on solar plant.

Cost of Revenue and Gross Margin

For the nine months ended April 30, 2023 and 2022, cost incurred in providing consultancy services and installation services are $28,662 and $16,328 respectively. The Company generated gross profit of $6,048 and $3,590 for the nine months ended April 30, 2023 and 2022 respectively.

General and administrative expenses

For the nine months ended April 30, 2023 and 2022, we had incurred general and administrative expenses in the amount of $283,004 and $302,956. These expenses are comprised of salary, consultancy fees for listing advisory, professional fee, compliance fee, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $56 and $37,457 as other income for the nine months ended April 30, 2023 and 2022. This income is derived from the interest income and foreign exchange gain.

Net Loss

Our net loss for nine months ended April 30, 2023 and 2022 were $277,471 and $263,531. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

As of April 30, 2023 and 2022, we had cash and cash equivalents of $1,199,669 and $1,683,548. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

Cash Used In Operating Activities

For the nine months ended April 30, 2023 and 2022, net cash used in operating activities was $332,063 and $227,324 respectively. The increase in cash used in operating activities was mainly for payment of general and administrative expenses, and selling and marketing expenses.

Cash Provided By Financing Activities

For the nine months ended April 30, 2023 and 2022, net cash provided by financing activities was $0 and $0. The financing cash flow performance primarily reflects sale of common stock and collection of subscription receivables.

Cash Used In Investing Activities

For the nine months ended April 30, 2023 and 2022, the net cash used in investing activities was $5,070 and $0. The investing cash flow performance primarily reflects the purchase of plant and equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of April 30, 2023.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of April 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of April 30, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 23, 2023, the Company’s solicitor, Messrs. Amos Ho, Sew & Kiew, has delivered an affidavit on compliance of all provisions of Companies Winding UP Rules 1972 (Malaysia). On the same day, the Company’s solicitor also delivered an affidavit to the local court to confirm serving of Memorandum of Advertisement and Gazetting to Registrar of Companies and Insolvency Department.

The hearing of petition of the case was held on May 31, 2023. On the same day, the court has given order that:

d.	VCASB is wound up under the provisions of the Companies Act Malaysia 2016;

e.	The Malaysian Receiver Officer (Director General of Insolvency/ Department of Insolvency Malaysia) is appointed as Liquidator for VCASB; and

f.	The cost of RM5,000 will be paid from the assets of VCASB to petitioner.

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

Date: June 14, 2023
	By:	/s/ LEE CHONG CHOW
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

