Form 10-K
period 2023-07-31
Phoenix Plus Corp.
filed 2023-10-30
CIK 1785493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended July 31, 2023

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, January 31, 2023: $126,746,640.

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2023
Common Stock, $.0001 par value	332,699,500

Phoenix Plus Corp.

FORM 10-K

For the Fiscal Year Ended July 31, 2023

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

The Company, through its subsidiaries, mainly provides incubation and corporate development services to the clients. Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	Phoenix Plus Corp.	Labuan / January 4, 2019	100 shares of ordinary share of US$1 each	Investment holding	100%

2.	Phoenix Plus International Limited	Hong Kong / March 19, 2019	1 ordinary share of HK$1 each	Providing technical consultancy on solar power system and consultancy on green energy solution	100%

3.	Phoenix Green Energy Sdn. Bhd.	Malaysia / May 17, 2022	1,200,000 shares of ordinary share of MYR1 each	Providing renewable energy turnkey solutions from engineering, procurement, construction and commissioning services	100%

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

We have a physical office in Malaysia with address of 2-3 & 2-5 Bedford Business Park, Jalan 3/137B, Batu 5, Jalan Kelang Lama, 58200 Kuala Lumpur, Malaysia which completed renovation in September 2019. The office space is 12,000 square feet with the tenancy agreement set to expire on June 30, 2023. These renovations include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. Our office space is rented by Phoenix Plus International Limited for a 12-month period from July 1, 2019 to June 30, 2020, for an initial down payment of MYR 13,500 and additional bi-monthly payments in the amount of MYR 4,500 over the course of the lease. The Company renewed the tenancy agreement for another 12 months’ period at a monthly rental of MYR 6,500 from July 1, 2020 to June 30, 2021 with the landlord. The Company has further renewed the tenancy agreement for another 24 months with bi-monthly payments in the amount of MYR 7,500 over the course of the lease from July 1, 2021 to June 30, 2023. The Company has an option to renew after the end of the agreement.

On June 3, 2023, Phoenix Plus International Limited and Phoenix Green Energy Sdn. Bhd. respectively rented the office space from landlord for a 24-month period from August 1, 2023 to July 31, 2025, with the respective initial deposit of MYR 6,850 and MYR 16,000, monthly payment in the amount of MYR 3,425 and MYR 8,000 for the period from August 1, 2023 to July 31, 2024 and monthly payment in the amount of MYR 3,726 and MYR 8,748 for the period from August 1, 2024 to July 31, 2025. The companies have an option to renew after the end of the tenancy agreement.

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

For the year ended July 31, 2023, the Company incurred a net loss of $389,237. As of July 31, 2023, the Company suffered an accumulated deficit of $2,149,650. Net cash used in operating activities for the year ended July 31, 2023 was $418,018 and mainly comprised of the net loss $389,237, increase in trade receivables of $11,220 and increase in contract assets of $18,723. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s July 31, 2023 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

As of July 31, 2023, we had 332,699,500 shares of our Common Stock par value, $.0001 issued and outstanding. There were 235 beneficial owners of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended July 31, 2023.

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

On June 3, 2023, Phoenix Plus International Limited and Phoenix Green Energy Sdn. Bhd. respectively rented the office space from landlord for a 24-month period from August 1, 2023 to July 31, 2025, with the respective initial deposit of MYR 6,850 and MYR 16,000, monthly payment in the amount of MYR 3,425 and MYR 8,000 for the period from August 1, 2023 to July 31, 2024 and monthly payment in the amount of MYR 3,726 and MYR 8,748 for the period from August 1, 2024 to July 31, 2025.

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

Our business is to market and sell solar power products, systems and services. Specifically, we intend to engage in the following:

●	Provide end-to-end services from engineering design, planning and procurement, construction and installation up to testing and commissioning;

●	Construction and installation of solar PV facilities including residential, commercial and industrial properties, and

●	Associated services and products to complement our core business in the provision of EPCC, and construction and installation services, including the provision of solar PV consulting and engineering, and operations and maintenance services, as well as supply of solar PV equipment and ancillary system such as gutter and mounting system.

Results of Operations

Revenue

The Company generated revenue of $99,833 and $20,826 for the year ended July 31, 2023 and 2022. The revenue represented income from solar PV system installation services, consultancy services provided to our customers on engineering, equipment procurement and transportation, construction on solar plant.

Cost of Revenue and Gross Margin

For the year ended July 31, 2023 and 2022, cost incurred in providing consultancy services and installation services is $84,322 and $16,987. The Company generated gross profit of $15,511 and $3,839 for the year ended July 31, 2023 and 2022.

General and Administrative Expenses

General and administrative expenses for the year ended July 31, 2023 and 2022 amounted to $370,832 and $304,068 respectively. These expenses are comprised of salary, consultancy fees for listing advisory, professional fee, compliance fee, office and outlet operation expenses and depreciation.

Other operating expenses

Other operating expenses for the year ended July 31, 2023 and 2022 amounted to $33,392 and $319,887 respectively. These expenses derived from lease interest, depreciation, amortization and foreign exchange loss.

Other Income

The Company recorded an amount of $101 and $12,138 as other income for the year ended July 31, 2023 and 2022 respectively. This income is derived from foreign exchange gain and bank interest income.

Net Loss and Net Loss Margin

The net loss was $389,237 for the year ended July 31, 2023 as compared to $609,617 for the year ended July 31, 2022. The decrease in net loss of $220,380 was resulted from the decrease in other operating expenses incurred. Taking into the loss for the year ended July 31, 2023, the accumulated loss for the Company has increased from $1,760,413 to $2,149,650.

Liquidity and Capital Resources

As of July 31, 2023, we had cash and cash equivalents of $1,108,039 as compared to $1,537,864 for the year ended July 31, 2022. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

Cash Used In Operating Activities

For the year ended July 31, 2023 and 2022, net cash used in operating activities was $418,018 and $367,820. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Used In Investing Activities

For the financial year ended July 31, 2023 and 2022, the net cash used in investing activities was $8,089 and $3,042. The investing cash flow performance primarily reflects the purchase of property, plant and equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Critical Accounting Policies and Estimates

Basis of presentation

The consolidated financial statements for Phoenix Plus Corp. and its subsidiaries for the year ended July 31, 2023 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Phoenix Plus Corp. and its wholly owned subsidiaries, Phoenix Plus Corp., Phoenix Plus International Limited and Phoenix Green Energy Sdn. Bhd. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted July 31 as its fiscal year end.

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

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue. The Company derives its revenue from solar PV system installation services, consultancy services provided to our customers on engineering, equipment procurement and transportation, construction on solar plant.

The revenue from long term contract is recognized by reference to the stage of completion of the contract activity at the end of the reporting period, the stage of completion is measured by the proportion that costs incurred for work performed to date bear to the estimated total costs. The revenue from non-contract customers is recognized upon the delivery of services.

Cost of revenue

Cost of revenue includes the cost of services in providing consultancy services and installation services.

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

Translation of amounts from MYR into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective year:

	As of and for the year ended July 31,
	2023	2022

Year-end MYR: US$1 exchange rate	4.55	4.45
Year-average MYR: US$1 exchange rate	4.50	4.25
Year-end HK$: US$1 exchange rate	7.79	7.85
Year-average HK$: US$1 exchange rate	7.83	7.81

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of July 31, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

	NAME	AGE	POSITION
1.	Fong Teck Kheong	55	Chief Executive Officer, President, Secretary, Treasurer, Director

2.	Lee Chong Chow	52	Chief Executive Officer, President, Secretary, Treasurer, Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Fong Teck Kheong –Chief Executive Officer, President, Secretary, Treasurer, Director

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

On February 28, 2023, Mr. Fong resigned from the Board of Directors of the Phoenix Plus Corp.. In connection with such resignation, he also resigned as the Chief Executive Officer, President, Secretary and Treasurer of the Company.

Lee Chong Chow –Chief Executive Officer, President, Secretary, Treasurer, Director

Mr. Lee, aged 52, holds a Bachelor degree of Economic from Shobi University since 2005. After his graduation, he then started up a company doing small trading and investment in Japan. After the Fukushima nuclear disaster, Mr Lee dedicated himself to make best contribution to improve the human living environment and develop the sustainable energy solar power energy industry. Mr Lee has invested more than 10 companies that are specialising in green solar power until today. Mr Lee also has more than 10 years of working experiences in the solar industry companies such as Fujisolar co.ltd, Choyo Power co.ltd, Vsun co.ltd (Vietnam) and many more which are providing solar energy solutions.

Mr. Lee was appointed as Executive Director of Phoenix Plus Corp. on January 8, 2023. Subsequently on February 28, 2023, Mr. Lee was appointed as the Chief Executive Officer, President, Secretary and Treasurer of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year July 31, 2023 and July 31, 2022, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fong Teck Kheong, Chief Executive Officer, President, Secretary, Treasurer, Director (1)	For the year ended July 31, 2023	17,485	-	-	-	-	-	-	17,485
	For the year ended July 31, 2022	30,000	2,750	-	-	-	-	-	32,750
Lee Chong Chow, Chief Executive Officer, President, Secretary, Treasurer, Director (2)	For the year ended July 31, 2023	-	-	-	-	-	-	-	-
	For the year ended July 31, 2022	-	-	-	-	-	-	-	-

(1)	On February 28, 2023, Mr. Fong Teck Kheong resigned from the Board of Directors of the Company. In connection with such resignation, Mr. Fong also resigned as the Chief Executive Officer, President, Secretary and Treasurer of the Company.

(2)	Mr. Lee Chong Chow was appointed as Executive Director of the Company on January 8, 2023. Subsequently on February 28, 2023, Mr. Lee was appointed as the Chief Executive Officer, President, Secretary and Treasurer of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 31, 2023, the Company has 332,699,500 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of July 31, 2023, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Lee Chong Chow[1], Chief Executive Officer, President, Secretary, Treasurer and Director Address: No.86, Jalan Saujana Duta 12, Saujana Duta S2 Heights, 70300 Seremban, Negeri Sembilan, Malaysia	119,563,100	35.94%	35.94%

All of executive officers and director as a group	119,563,100	35.94%	35.94%

5% or greater shareholders (excluding officers/directors)
Terence W. Tulus	108,000,000	32.46%	32.46%
How Kok Choong[2]	26,250,000	7.89%	7.89%

1 Lee Chong Chow owns 50% of the issued and outstanding shares of H&D Holding Sdn. Bhd., therefore, the table above includes the share ownership of H&D Holding Sdn. Bhd. with Mr. Lee Chong Chow collectively, in the row of Mr. Lee.

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

On June 1, 2019, Mr. Kong Kok King was appointed as Chief Technology Officer of the Company. On May 12, 2021, Mr. Kong Kok King resigned as Chief Technology Officer of the Company.

On July 25, 2019, Phoenix Plus Corp., the Malaysia Company, acquired Phoenix Plus International Limited (herein referred as the “Hong Kong Company”), a private limited company incorporated in Hong Kong, from Mr. Fong Teck Kheong, our Officer and Director in consideration of HK$1.

On January 8, 2023, Mr. Lee Chong Chow was appointed as Executive Director of the Company.

On February 28, 2023, Mr. Fong Teck Kheong resigned from the Board of Directors of the Company. In connection with such resignation, Mr. Fong also resigned as the Chief Executive Officer, President, Secretary and Treasurer of the Company. On February 28, 2023, Mr. Lee Chong Chow was appointed as the Chief Executive Officer, President, Secretary and Treasurer of the Company.

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

	For the Year Ended July 31, 2023	For the Year Ended July 31, 2022
Audit fees	$21,500	$21,500
Total	$21,500	$21,500

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

PHOENIX PLUS CORP.
(Name of Registrant)

Date: October 30, 2023	By:	/s/ LEE CHONG CHOW
	Title:	Chief Executive Officer,
President, Director, Secretary and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Phoenix Plus Corporation

2-3 & 2-5, Bedford Business Park

Jalan 3/137B, Batu 5, Jalan Kelang Lama

58200 Kuala Lumpur

Malaysia.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Phoenix Plus Corporation (the ‘Company’) as of July 31, 2023, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended July 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023, and the results of its operations and its cash flows for the year ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the year ended July 31, 2023, the Company has accumulated deficit, negative net operating cash flow and net loss. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue recognition

The Company has determined that certain performance obligations in relation to project activities are satisfied over time and thus recognises revenue from this activity over time.

A significant proportion of the Company’s revenues and profits are derived from project activities. For the financial year ended July 31, 2023, project revenue and cost of sales are as follows:

Project activities

Revenue:	USD16,908	(17% of the Company’s revenue)
Cost of sales:	USD13,592	(16% of the Company’s cost of sales)

We identified revenue and cost of sales from project activities as an area requiring audit focus as significant management’s judgement and estimates are involved in estimating the total project costs (which is used to determine gross profit margin of project activities undertaken by the Company). The amount of revenue and profit recognised from project activities are dependent on, amongst others, the extent of costs incurred to the total estimated costs of construction to derive the percentage-of-completion and the estimated total revenue for each of the respective projects.

In addressing this area of focus, we performed, amongst others, the following procedures:

(a)	Obtained an understanding of the processes and internal controls over the accuracy and timing of revenue recognised in the financial statements, including controls performed by management in estimating the total project costs, profit margin and progress of projects;
(b)	For individually significant projects, we read the contracts entered into with customers to obtain an understanding of the specific terms and conditions;
(c)	Evaluated the assumptions applied in estimating the total project costs for each project phase by examining documentary evidence such as letters of award issued to contractors to support the budgeted gross project cost. We also considered the historical accuracy of management’s forecasts for the similar projects within the Company in evaluating the estimated total project costs;
(d)	Evaluated the determination of progress of projects by examining supporting evidence such as contractors’ progress claims and suppliers’ invoices.

The Company’s disclosure on contract assets is included in Note 7 to the financial statements.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT

We have served as the Company’s auditor since 2022.
JP Centurion & Partners PLT (PCAOB: 6723)
Kuala Lumpur, Malaysia
October 30, 2023

PHOENIX PLUS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2023 and 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of	As of
	July 31, 2023 (Audited)	July 31, 2022 (Audited)

ASSETS
Current assets
Trade receivables	$12,088	$868
Contract assets	18,723	-
Other receivables, prepayments and deposits	14,993	14,363
Deferred cost	324	764
Cash at banks	1,108,039	1,537,864
	1,154,167	1,553,859
Non-current assets
Property, plant and equipment, net	9,715	2,982
Lease right-of-use asset	86,817	25,781
Equity method investment	-	-
	96,532	28,763

TOTAL ASSETS	1,250,699	1,582,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-current liabilities
Lease liabilities, non-current	$57,606	$-
	57,606	-

Current liabilities
Trade payables	$4,202	$-
Other payables and accrued liabilities	36,747	40,863
Lease liabilities, current	29,211	25,817
Total current liabilities	70,160	66,680

Total liabilities	127,766	66,680

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized; None issued and outstanding
Common stock, $0.0001 par value, 1,000,000,000 shares authorized 332,699,500 shares issued and outstanding as of July 31, 2023 and 2022 respectively	$33,270	$33,270
Additional paid-in capital	3,245,230	3,245,230
Accumulated other comprehensive loss	(5,917)	(2,145)
Accumulated deficit	(2,149,650)	(1,760,413)
Total stockholders’ equity	1,122,933	1,515,942

TOTAL LIABILITIES AND STOCKHOLDERS’ FUND	1,250,699	1,582,622

See accompanying notes to consolidated financial statements.

PHOENIX PLUS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	July 31, 2023 (Audited)	July 31, 2022 (Audited)

Revenue	$99,833	$20,826

Cost of revenue	(84,322)	(16,987)

Gross profit	15,511	3,839

Other income	101	12,138

Operating expenses:
General and administrative expenses	(370,832)	(304,068)
Finance cost	(625)	(1,639)
Other operating expenses	(33,392)	(319,887)

Loss before income tax	(389,237)	(609,617)

Income tax expense	-	-

Net loss for the year	$(389,237)	$(609,617)

Other comprehensive loss:
- Foreign currency translation loss	(3,772)	(2,145)

Comprehensive loss	$(393,009)	$(611,762)

Net loss per share - Basic and diluted	(0.0012)	(0.0018)

Weighted average number of common shares outstanding - Basic and diluted	332,699,500	332,699,500

See accompanying notes to consolidated financial statements.

PHOENIX PLUS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON SHARES		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of Shares	Amount
Balance as of August 1, 2021	332,699,500	33,270	3,245,230	-	(1,150,796)	2,127,704
Net loss for the year	-	-	-	-	(609,617)	(609,617)
Foreign currency translation adjustment	-	-	-	(2,145)	-	(2,145)
Balance as of July 31, 2022	332,699,500	$33,270	$3,245,230	$(2,145)	$(1,760,413)	$1,515,942
Net loss for the year	-	-	-	-	(389,237)	(389,237)
Foreign currency translation adjustment	-	-	-	(3,772)	-	(3,772)
Balance as of July 31, 2023	332,699,500	$33,270	$3,245,230	$(5,917)	$(2,149,650)	$1,122,933

See accompanying notes to consolidated financial statements

PHOENIX PLUS CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Audited)

	Year ended July 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(389,237)	$(609,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,302	60
Share of loss in associate company	-	335
Impairment loss on investment in associate company	-	231,705
Operating lease expenses	(61,036)	13,067
Changes in operating assets and liabilities:
Trade receivables	(11,220)	39,033
Contract assets	(18,723)	-
Other receivables, prepayments and deposits	(630)	(2,055)
Deferred cost	440	(764)
Trade payable	4,202	(38,738)
Other payables and accrued liabilities	(4,116)	12,185
Operating lease liabilities	61,000	(13,031)
Net cash used in operating activities	(418,018)	(367,820)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of property, plant and equipment	$(8,089)	$(3,042)
Net cash used in investing activity	(8,089)	(3,042)

CASH FLOWS FROM FINANCING ACTIVITY:
Net cash provided by financing activity	-	-

Effect of exchange rate changes on cash and cash equivalents	$(3,718)	$(2,146)

Net decrease in cash and cash equivalents	(429,825)	(373,008)
Cash and cash equivalents, beginning of year	1,537,864	1,910,872
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,108,039	$1,537,864
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

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

The Company, through its subsidiaries, mainly provides incubation and corporate development services to the clients. Details of the Company’s subsidiaries:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	Phoenix Plus Corp.	Labuan / January 4, 2019	100 shares of ordinary share of US$1 each	Investment holding	100%

2.	Phoenix Plus International Limited	Hong Kong / March 19, 2019	1 ordinary share of HK$1 each	Providing technical consultancy on solar power system and consultancy on green energy solution	100%

3.	Phoenix Green Energy Sdn. Bhd.	Malaysia / May 17, 2022	1,200,000 shares of ordinary share of MYR1 each	Providing renewable energy turnkey solutions from engineering, procurement, construction and commissioning services	100%

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended July 31, 2023, the Company suffered an accumulated deficit of $2,149,650, negative operating cash flow of $418,018 and net loss of $389,237. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basis of presentation

The consolidated financial statements for Phoenix Plus Corp. and its subsidiaries for the year ended July 31, 2023 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Phoenix Plus Corp. and its wholly owned subsidiaries, Phoenix Plus Corp., Phoenix Plus International Limited and Phoenix Green Energy Sdn. Bhd.. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted July 31 as its fiscal year end.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated upon consolidation.

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

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

The revenue from long term contract is recognized by reference to the stage of completion of the contract activity at the end of the reporting period, the stage of completion is measured by the proportion that costs incurred for work performed to date bear to the estimated total costs. The revenue from non-contract customers is recognized upon the delivery of services.

Cost of revenue

Cost of revenue includes the cost of services and product in providing business mentoring, nurturing, incubating and corporate development advisory services.

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

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

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

Translation of amounts from MYR into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended July 31,
	2023	2022

Year-end MYR: US$1 exchange rate	4.55	4.45
Year-average MYR: US$1 exchange rate	4.50	4.25
Year-end HK$: US$1 exchange rate	7.79	7.85
Year-average HK$: US$1 exchange rate	7.83	7.81

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

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, prepayments, deposits, accounts payable and accrued liabilities and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

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

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

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

As of July 31, 2023 and 2022, the Company has an issued and outstanding common share of 332,699,500 respectively.

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of July 31, 2023 and July 31, 2022 are summarized below:

	As of July 31, 2023 (Audited)	As of July 31, 2022 (Audited)
Leasehold improvement	$114,263	$114,263
Computer hardware and software	8,918	2,481
Tools and gauges	2,213	561
Total	125,394	117,305
Accumulated depreciation	(115,625)	$(114,323)
Effect of translation exchange	(56)	-
Property, plant and equipment, net	$9,715	$2,982

These leasehold improvements include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. The leasehold improvement has completed on September 2019.

Depreciation expense for the year ended July 31, 2023 and July 31, 2022 was $1,302 and $60 respectively.

5. EQUITY METHOD INVESTMENT

	As of July 31, 2023 (audited)	As of July 31, 2022 (audited)
Investment, at cost	$232,040	$232,040
Equity method loss	(335)	(335)
Impairment loss on investment	(231,705)	(231,705)
	$-	$-

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

As of July 31, 2022, the Company holds 33.9% interest in Vettons City Angels Sdn. Bhd, a Malaysia corporation (hereinafter referred as “VCASB”). The Company accounted $335 of equity method loss of investment in VCASB for the year ended July 31, 2022.

On October 26, 2022, VCASB was served with a winding up petition, which the hearing of petition of the case was held on May 31, 2023 and the Malaysian court has given order that VCASB is to wind up under the provisions of the Companies Act Malaysia 2016.

As of July 31, 2023, VCASB is in the progress of winding up.

6. TRADE RECEIVABLES

Trade receivables consisted of the following at July 31, 2023 and July 31, 2022:

	As of July 31, 2023 (Audited)	As of July 31, 2022 (Audited)
Trade receivables	$12,088	$868
Total trade receivables	$12,088	$868

7. CONTRACT ASSETS

Contract assets as of July 31, 2023 and July 31, 2022 are summarized below:

	As of July 31, 2023 (Audited)	As of July 31, 2022 (Audited)
Cost incurred	$15,224	$-
Attributable profit	3,499	-
	18,723	-
Progress billings	-	-
Total contract assets	$18,723	$-

8. OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at July 31, 2023 and July 31, 2022.

	As of July 31, 2023 (Audited)	As of July 31, 2022 (Audited)
Other receivables	$-	$1,086
Deposits	12,325	4,850
Prepayments	2,668	8,427
Total other receivables, prepayments and deposits	$14,993	$14,363

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9. DEFERRED COST

For service contracts where the performance obligation is not completed, deferred costs are recorded for any costs incurred in advance of the performance obligation.

10. TRADE PAYABLES

Trade payables consisted of the following at July 31, 2023 and July 31, 2022:

	As of July 31, 2023 (Audited)	As of July 31, 2022 (Audited)
Trade payables	$4,202	$-
Total trade payables	$4,202	$-

11. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at July 31, 2023 and July 31, 2022:

	As of July 31, 2023 (Audited)	As of July 31, 2022 (Audited)
Accrued audit fees	$14,000	$14,000
Other payable and accrued liabilities	22,747	26,863
Total other payables and accrued liabilities	$36,747	$40,863

12. REVENUE

For the years ended July 31, 2023 and July 31, 2022, the Company has revenue arise from the following:

	For the year ended July 31, 2023 (Audited)	For the year ended July 31, 2022 (Audited)
Consultancy service provided	$-	$19,918
Installation service	99,833	908
Total revenue	$99,833	$20,826

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. INCOME TAXES

For the years ended July 31, 2023 and July 31, 2022, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Year ended July 31, 2023	Year ended July 31, 2022
Tax jurisdictions from:
Local	$(58,593)	(357,958)
Foreign, representing
- Labuan	$(31,427)	(79,060)
- Hong Kong	$(142,222)	(152,154)
- Malaysia	(156,995)	(20,445)
Loss before income tax	$(389,237)	(609,617)

The provision for income taxes consisted of the following:

	Year ended July 31, 2023		Year ended July 31, 2022
Current:
- Local		$-		$-
- Foreign		-		-
Deferred:	$		$
- Local		$-		$-
- Foreign		$-		$-

Income tax expense		$-		$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of July 31, 2023 the operations in the United States of America incurred $876,254 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $701,003 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, Phoenix Plus Corp.is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

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

On June 3, 2023, Phoenix Plus International Limited and Phoenix Green Energy Sdn. Bhd. respectively entered into two-years lease with landlord for renting office space, from August 1, 2023 to July 31, 2025, with an option to renew after the end of the tenancy agreement. Phoenix Plus International Limited and Phoenix Green Energy Sdn. Bhd. respectively recognized lease liabilities of approximately US$25,967 and US$60,850, with a corresponding right-of-use asset in the same amount based on the present value of the future minimum rental payments of the lease, with borrowing rate of 6.85% adopted from CIMB Bank Berhad’s fixed deposit rate as a reference for discount rate.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right and lease liability as follow:

	As of July 31, 2023	As of July 31, 2022
	(Audited)	(Audited)
Gross lease payable	$107,053	$42,647
Less: imputed interest	(9,359)	(2,202)
Initial recognition	$97,694	$40,445

As of July 31, 2023 and July 31, 2022, operating lease right of use asset as follow:

	As of July 31, 2023	As of July 31, 2022
	(Audited)	(Audited)
Initial recognition as of August 1, 2019	$26,772	$26,772
Additional portion from July 31, 2020 to June 30, 2021	2,719	2,719
Add: new lease addition from July 1, 2021 to June 30, 2023	40,445	40,445
Add: new lease addition from June 1, 2022 to May 31, 2023	9,343	9,343
Add: new lease addition from June 1, 2023 to July 31, 2023	1,534	-
Add: new lease addition from August 1, 2023 to July 31, 2026	86,817	-
Accumulated amortization	(79,244)	(52,264)
Foreign exchange translation loss	(1,569)	(1,234)
Balance end of the year	$86,817	$25,781

As of July 31, 2023 and July 31, 2022, operating lease liability as follow:

	As of July 31, 2023	As of July 31, 2022
	(Audited)	(Audited)
Initial recognition as of August 1, 2019	$26,772	$26,772
Add: additional portion (increase of leasing fee)	2,719	2,719
Add: new lease addition from July 1, 2021 to June 30, 2023	40,445	40,445
Add: new lease addition from June 1, 2022 to May 31, 2023	9,343	9,343
Add: new lease addition from June 1, 2023 to July 31, 2023	1,534	-
Add: new lease addition from August 1, 2023 to July 31, 2026	86,817	-
Less: gross repayment	(81,468)	(53,907)
Add: imputed interest	245	348
Foreign exchange translation gain	410	97
Balance as of July 31	86,817	25,817
Less: lease liability current portion	(29,211)	(25,817)
Lease liability non-current portion	$57,606	$-

For the year ended July 31, 2023 and July 31, 2022, the amortization of the operating lease right of use asset are $27,014 and $6,315 respectively.

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Maturities of operating lease obligation as follow:

Year ending
July 31, 2024 (12 months)	29,211
July 31, 2025 (12 months)	29,786
July 31, 2026 (12 months)	27,820
Total	$86,817

Other information:

	Year ended July 31,
	2023	2022
	(Audited)	(Audited)
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$61,000	$13,031
Right-of-use assets obtained in exchange for operating lease liabilities	86,817	38,848
Remaining lease term for operating lease (years)
Lease 1	-	0.9
Lease 2	-	0.8
Lease 3	3	-
Weighted average discount rate for operating lease
Lease 1	5.60%	5.60%
Lease 2	5.56%	5.56%
Lease 3	6.85%	-%

Lease expenses were $625 and $22,638 for the year ended July 31, 2023 and July 31, 2022 respectively. The Company adopted ASC 842 on and after August 1, 2019.

15. CONCENTRATION OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the year ended July 31, 2023 and 2022, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at year-end are presented as follows:

	For the year ended July 31
	2023	2022	2023	2022	2023	2022
	Revenue		Percentage of Revenue		Trade Receivable
Customer A	$-	$19,918	-%	96%	$-	$-
Customer B	72,235	-	72%	-%	12,088	-
	$72,235	$19,918	72%	96%	$12,088	$-

(b)	Major vendors

For the year ended July 31, 2023 and 2022, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at year-end are presented as follows:

	For the year ended July 31
	2023	2022	2023	2022	2023	2022
	Cost of Revenue		Percentage of Cost of Revenue		Trade Payable
Vendor A	$-	$16,328	-%	96%	$-	$-
Vendor B	14,721	-	17%	-%	264	-
Vendor C	12,599	-	15%	-%	-	-
	$27,320	$16,328	32%	96%	$264	$-

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the year ended July 31, 2023
	United States	Malaysia	Hong Kong	Total

Revenue	$-	$99,833	$-	$99,833
Cost of revenue	-	(84,322)	-	(84,322)
Net loss	(58,593)	(188,422)	(142,222)	(389,237)

Total assets	$-	$1,183,671	$67,028	$1,250,699

	For the year ended July 31, 2022
	United States	Malaysia	Hong Kong	Total

Revenue	$-	$908	$19,918	$20,826
Cost of revenue	-	(659)	(16,328)	(16,987)
Net loss	(357,958)	(99,505)	(152,154)	(609,617)

Total assets	$-	$1,489,942	$92,680	$1,582,622

17. GOING CONCERN

As of July 31, 2023, the Company has an accumulated deficit of $2,149,650, net cash used in operating activities of $418,018 and a net loss of $389,237 for the year ended July 31, 2023. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

18. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2023 up through the date the Company issued the audited consolidated financial statements. During this period, there was no subsequent event that required recognition or disclosure, except for those disclose elsewhere in the financial statements.

