Form 10-Q
period 2023-10-31
Phoenix Plus Corp.
filed 2023-12-13
CIK 1785493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 31, 2023

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2023
Common Stock, $.0001 par value	332,699,500

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2023 AND JULY 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	October 31, 2023 (Unaudited)	July 31, 2023 (Audited)

ASSETS
Current assets
Trade receivables	$84,407	$12,088
Contract assets	190,647	18,723
Other receivables, prepayments and deposits	55,586	14,993
Deferred cost	50,657	324
Retention sum receivables	37,178	-
Cash at banks	821,371	1,108,039
	1,239,846	1,154,167
Non-current assets
Property, plant and equipment, net	10,453	9,715
Lease right-of-use asset	76,667	86,817
Equity method investment	-	-
	87,120	96,532

TOTAL ASSETS	1,326,966	1,250,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-current liability
Lease liabilities, non-current	$52,004	$57,606
	52,004	57,606

Current liabilities
Trade payables	$86,384	$4,202
Retention sum payables	51,914	-
Other payables and accrued liabilities	36,287	36,747
Lease liabilities, current	25,103	29,211
Total current liabilities	199,688	70,160

Total liabilities	251,692	127,766

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized 332,699,500 shares issued and outstanding as of October 31, 2023 and July 31, 2023 respectively	$33,270	$33,270
Additional paid-in capital	3,245,230	3,245,230
Accumulated other comprehensive loss	(9,756)	(5,917)
Accumulated deficit	(2,193,470)	(2,149,650)
Total stockholders’ equity	1,075,274	1,122,933

TOTAL LIABILITIES AND STOCKHOLDERS’ FUND	1,326,966	1,250,699

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSSES

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023 and 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended October 31, 2023 (Unaudited)	Three months ended October 31, 2022 (Unaudited)
Revenue	$444,071	$15,132

Cost of revenue	(378,310)	(13,782)

Gross profit	65,761	1,350

Other income	10	1

Operating expenses:	-	-
General and administrative expenses	(97,982)	(147,050)
Finance cost	(1,358)	(280)
Other operating expenses	(10,251)	-

Loss before income tax	(43,820)	(145,979)

Income tax expense	-	-

Net loss for the year	(43,820)	(145,979)

Other comprehensive loss:
- Foreign currency translation loss	(3,839)	(13,411)

Comprehensive loss	$(47,659)	$(159,390)

Net loss per share - Basic and diluted	(0.0001)	(0.0005)

Weighted average number of common shares outstanding - Basic and diluted	332,699,500	332,699,500

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023 and 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three Months Ended October 31, 2023 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2023	332,699,500	$33,270	$3,245,230	$(5,917)	$(2,149,650)	$1,122,933
Net loss for the period	-	-	-	-	(43,820)	(43,820)
Foreign currency translation adjustment	-	-	-	(3,839)	-	(3,839)
Balance as of October 31, 2023	332,699,500	33,270	3,245,230	(9,756)	(2,193,470)	1,075,274

Three Months Ended October 31, 2022 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2022	332,699,500	$33,270	$3,245,230	$(2,145)	$(1,760,413)	$1,515,942
Net loss for the period	-	-	-	-	(145,979)	(145,979)
Foreign currency translation adjustment	-	-	-	(13,411)	-	(13,411)
Balance as of October 31, 2022	332,699,500	33,270	3,245,230	(15,556)	(1,906,392)	1,356,552

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023 and 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended October 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,820)	$(145,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity method investment loss	-	-
Depreciation	543	220
Operating lease expenses	7,522	7,858
Changes in operating assets and liabilities:
Trade receivables	(72,319)	(14,641)
Contract assets	(171,924)	-
Other receivables, prepayments and deposits	(40,593)	(15,289)
Deferred cost	(50,333)	(9,040)
Retention sum receivables	(37,178)	-
Trade payables	82,182	3,653
Other payables and accrued liabilities	(460)	(2,248)
Deferred revenue	-	9,364
Retention sum payables	51,914	-
Operating lease liabilities	(9,710)	(8,198)
Net cash used in operating activities	(284,176)	(174,300)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of property, plant and equipment	(1,620)	(1,375)
Net cash used in investing activity	(1,620)	(1,375)

CASH FLOWS FROM FINANCING ACTIVITY:
Net cash provided by financing activity	-	-

Effect of exchange rate changes on cash and cash equivalents	$(872)	(12,886)

Net decrease in cash and cash equivalents	(286,668)	(188,561)
Cash and cash equivalents, beginning of year	1,108,039	1,537,864
CASH AND CASH EQUIVALENTS, END OF PERIOD	$821,371	1,349,303
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed financial statements for Phoenix Plus Corporation for the period ended October 31, 2023 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statement, instructions to Form 10-Q and Regulations S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended July 31, 2023. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended October 31, 2023 and 2022 presented are not necessarily indicative of the results to be expected for the full year. The Company has adopted July 31 as its fiscal year end.

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

Cost of revenue

Cost of revenue includes the cost of services and product in providing technical consultancy on solar power system, and renewable energy turnkey solutions from engineering, procurement, construction and commissioning services.

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended October 31, 2023, the Company suffered an accumulated deficit of $2,193,470, negative operating cash flow of $284,176 and net loss of $43,820. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023

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

Translation of amounts from MYR into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended October 31, 2023	As of and for the period ended October 31, 2022

Period-end RM : US$1 exchange rate	4.76	4.72
Period-average RM : US$1 exchange rate	4.70	4.56
Period-end HK$: US$1 exchange rate	7.82	7.85
Period-average HK$ : US$1 exchange rate	7.82	7.85

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. COMMON STOCK

As of October 31, 2023, the Company has an issued and outstanding common share of 332,699,500.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of October 31, 2023 and July 31, 2023 are summarized below:

	As of October 31, 2023	As of July 31, 2023
	(Unaudited)	(Audited)
Leasehold improvement	$114,263	$114,263
Computer hardware and software	9,624	8,918
Tools and gauges	3,127	2,213
Total	127,014	125,394
Accumulated depreciation	(116,168)	$(115,625)
Effect of translation exchange	(393)	(56)
Property, plant and equipment, net	$10,453	$9,715

These leasehold improvements include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. The leasehold improvement has completed on September 2019.

Depreciation expense for the period ended October 31, 2023 and October 31, 2022 was $543 and $220 respectively.

5. EQUITY METHOD INVESTMENT

	As of October 31, 2023	As of July 31, 2023
	(Unaudited)	(Audited)
Investment, at cost	$232,040	$232,040
Less: Equity method loss	(335)	(335)
Less: Impairment loss on investment	(231,705)	(231,705)
	$-	$-

The Company holds investment in business that is accounted for pursuant to the equity method due to the Company’s ability to exert significant influence over decisions relating to its operating and financial affairs. Revenue and expenses of this investment are not consolidated into the Company’s financial statements; rather, the proportionate share of the earnings/losses is reflected as equity method earnings/losses in statements of operations and comprehensive income/loss. As of October 31, 2023, the Company holds 33.9% interest in the investee company.

During the period ended October 31, 2023 and 2022, the Company accounted $0 and $0 of equity method loss respectively.

6. TRADE RECEIVABLES

Trade receivables consisted of the following at October 31, 2023 and July 31, 2023:

	As of October 31, 2023	As of July 31, 2023
	(Unaudited)	(Audited)
Trade receivables	$84,407	$12,088
Total trade receivables	$84,407	$12,088

7. CONTRACT ASSETS

Contract assets as of October  31, 2023 and July 31, 2023 are summarized below:

	As of October 31, 2023 (Audited)	As of July 31, 2023 (Audited)
Cost incurred	$387,423	$15,224
Attributable profit	68,948	3,499
	456,371	18,723
Progress billings	(265,724)	-
Total contract assets	$190,647	$18,723

8. OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at October 31, 2023 and July 31, 2023:

	As of October 31, 2023	As of July 31, 2023
	(Unaudited)	(Audited)
Other receivables	$34,853	$-
Deposits	18,023	12,325
Prepayments	2,710	2,668
Total other receivables, prepayments and deposits	$55,586	$14,993

9. DEFERRED COST

For service contracts where the performance obligation is not completed, deferred costs are recorded for any costs incurred in advance of the performance obligation.

10. TRADE PAYABLES

Trade payables consisted of the following at October 31, 2023 and July 31, 2023:

	As of October 31, 2023	As of July 31, 2023
	(Unaudited)	(Audited)
Trade payables	$86,384	$4,202
Total trade payables	$86,384	$4,202

11. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at October 31, 2023 and July 31, 2023:

	As of October 31, 2023	As of July 31, 2023
	(Unaudited)	(Audited)
Accrued audit fees	$2,500	$14,000
Other payables and accrued liabilities	$33,787	$22,747
Total other payables and accrued liabilities	$36,287	$36,747

12. REVENUE

For the period ended October 31, 2023 and 2022, the Company has revenue arise from the following:

	Three months period ended October 31, 2023	Three months period ended October 31, 2022
	(Unaudited)	(Unaudited)
Installation service	444,071	15,132
Total revenue	$444,071	$15,132

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

13. INCOME TAXES

For the period ended October 31, 2023 and 2022, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Three months ended October 31, 2023	Three months ended October 31, 2022
	(Unaudited)	(Unaudited)

Tax jurisdictions from:
Local	$(17,935)	$(12,252)
Foreign, representing
- Labuan	(9,549)	(67,380)
- Hong Kong	$(8,041)	$(39,845)
- Malaysia	(8,295)	(26,502)
Loss before income tax	$(43,820)	$(145,979)

The provision for income taxes consisted of the following:

	For the period ended October 31, 2023	For the period ended October 31, 2022
Current:
- Local	-	-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

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

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of October 31, 2023 the operations in the United States of America incurred $894,189 of cumulative net operating losses which can be carried forward to offset a maximum of 80% future taxable income. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $715,351 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023

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

The initial recognition of operating lease right and lease liability as follow:

	As of October 31, 2023 (Unaudited)	As of July 31, 2023 (Audited)
Gross lease payable	$107,053	$107,053
Less: imputed interest	(9,359)	(9,359)
Recognition	$97,694	$97,694

As of October 31, 2023 and July 31, 2023, operating lease right of use asset as follow:

	As of October 31, 2023 (Unaudited)	As of July 31, 2023 (Audited)
Initial recognition as of August 1, 2019	$26,772	$26,772
Additional portion from July 31, 2020 to June 30, 2021	2,719	2,719
Add: new lease addition from July 1, 2021 to June 30, 2023	40,445	40,445
Add: new lease addition from June 1, 2022 to May 31, 2023	9,343	9,343
Add: new lease addition from June 1, 2023 to July 31, 2023	1,534	1,534
Add: new lease addition from August 1, 2023 to July 31, 2026	86,817	86,817
Accumulated amortization	(85,157)	(79,244)
Foreign exchange translation loss	(5,806)	(1,569)
Balance	$76,667	$86,817

As of October 31, 2023 and July 31, 2023, operating lease liability as follow:

	As of October 31, 2023 (Unaudited)	As of July 31, 2023 (Audited)
Initial recognition as of August 1, 2019	$26,772	$26,772
Add: additional portion (increase of leasing fee)	2,719	2,719
Add: new lease addition from July 1, 2021 to June 30, 2023	40,445	40,445
Add: new lease addition from June 1, 2022 to May 31, 2023	9,343	9,343
Add: new lease addition from June 1, 2023 to July 31, 2023	1,534	1,534
Add: new lease addition from August 1, 2023 to July 31, 2026	86,817	86,817
Less: gross repayment	(88,285)	(81,468)
Add: imputed interest	1,592	245
Foreign exchange translation gain	(3,830)	410
Balance	77,107	86,817
Less: lease liability current portion	(25,103)	(29,211)
Lease liability non-current portion	$52,004	$57,606

For the period ended October 31, 2023 and 2022, the amortization of the operating lease right of use asset are $6,349 and $6,814 respectively.

Maturities of operating lease obligation as follow:

Year ending
July 31, 2024 (9 months)	$18,168
July 31, 2025 (12 months)	28,471
July 31, 2026 (12 months)	30,468
Total	$77,107

Other information:

	Period ended October 31
	2023	2022
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$9,710	$8,198
Right-of-use assets obtained in exchange for operating lease liabilities	-	17,561
Remaining lease term for operating lease (years)
Lease 1	0.7	0.7
Lease 2	0.6	0.6
Lease 3	2.8	-
Weighted average discount rate for operating lease
Lease 1	5.6%	5.6%
Lease 2	5.56%	5.56%
Lease 3	6.85%	-

Lease expenses were $1,358  for the period ended October 31, 2023 and $286 for the period ended October 31, 2022. The Company adopt ASC 842 on and after August 1, 2019.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

15. CONCENTRATION OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the period ended October 31, 2023 and 2022, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at year-end are presented as follows:

	For the period ended October 31
	2023	2022	2023	2022	2023	2022
	Revenue		Percentage of Revenue		Trade Receivable
Customer A	$282,142	$-	64%	-%	$63,766	$-
Customer B	161,929	8,553	36%	57%	20,641	-
Customer C	-	6,579	-%	43%	-	6,356
	$444,071	$15,132	100%	100%	$84,407	$6,356

(b)	Major vendors

For the period ended October 31, 2023 and 2022, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at year-end are presented as follows:

	For the period ended October 31
	2023	2022	2023	2022	2023	2022
	Cost of Revenue		Percentage of Cost of Revenue		Trade Payable
Vendor A	$181,559	$7,982	48%	58%	27,687	-
Vendor B	-	3,388	-%	25%	-	3,273
Vendor C	58,755	-	16%	-%	30,951	-
	$240,314	$11,370	64%	83%	$58,638	$3,273

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the period ended October 31, 2023
	United States	Malaysia	Hong Kong	Total

Revenue	$-	$444,071	$-	$444,071
Cost of revenue	-	(378,310)	-	(378,310)
Net loss	(17,935)	(17,844)	(8,041)	(43,820)

Total assets	$-	$1,275,913	$51,053	$1,326,966

	For the period ended October 31, 2022
	United States	Malaysia	Hong Kong	Total

Revenue	$-	$15,132	$-	$15,132
Cost of revenue	-	(13,782)	-	(13,782)
Net loss	(12,252)	(93,882)	(39,845)	(145,979)

Total assets	$-	$1,279,246	$146,557	$1,425,803

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K, dated October 30, 2023, for the year ended July 31, 2023  and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the three months ended October 31, 2023 and 2022

Revenues

For the three months ended October 31, 2023 and 2022, the Company has generated revenue of $444,071 and $15,132 respectively. The revenue represented income from solar PV system installation services, consultancy services provided to our customers on engineering, equipment procurement and transportation, construction on solar plant.

Cost of Revenue and Gross Margin

For the three months ended October 31, 2023 and 2022, cost incurred in providing consultancy services and installation services are $378,310 and $13,782 respectively. The Company generated gross profit of $65,761 and $1,350 for the three months ended October 31, 2023 and 2022 respectively, representing a gross margin of approximately 14.8% and 8.9% for the three months ended October 31, 2023 and 2022 respectively.

General and administrative expenses

For the three months ended October 31, 2023 and 2022, we had incurred general and administrative expenses in the amount of $97,982 and $147,050. These expenses are comprised of salary, consultancy fees for listing advisory, professional fee, compliance fee, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $10 and $1 as other income for the three months ended October 31, 2023 and 2022. This income is derived from the interest income.

Net Loss

Our net loss for three months ended October 31, 2023 and 2022 were $43,820 and $145,979. The net loss mainly derived from the general and administrative expenses incurred, and the decrease in net loss for the three months ended October 31, 2023 is mainly driven by increased revenue generated by the Company.

Liquidity and Capital Resources

As of October 31, 2023 and 2022, we had cash and cash equivalents of $821,371 and $1,349,303. We expect increased levels of operations going forward will result in more significant cash flow and in turn working capital.

Cash Used In Operating Activities

For the three months ended October 31, 2023 and 2022, net cash used in operating activities was $284,176 and $174,300 respectively. The increase in cash used in operating activities was mainly for payment of general and administrative expenses, and selling and marketing expenses.

Cash Provided By Financing Activities

For the three months ended October 31, 2023 and 2022, net cash provided by financing activities was $0 and $0. The financing cash flow performance primarily reflects sale of common stock and collection of subscription receivables.

Cash Used In Investing Activities

For the three months ended October 31, 2023 and 2022, the net cash used in investing activities was $1,620 and $1,375. The investing cash flow performance primarily reflects the purchase of property, plant and equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of October 31, 2023.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Investment Officer. Based upon that evaluation, our Chief Executive Officer and Chief Investment Officer concluded that, as of October 31, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: December 13, 2023
	By:	/s/ LEE CHONG CHOW
	Title:	Chief Executive Officer,
President, Director, Secretary and Treasurer

9