Form 10-K/A
period 2023-07-31
Phoenix Plus Corp.
filed 2024-05-21
CIK 1785493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ______

Commission file number. 333-233778

PHOENIX PLUS CORP.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	61-1907931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2-3 & 2-5 BEDFORD BUSINESS PARK, JALAN 3/137B,

BATU 5, JALAN KELANG LAMA,

58200 KUALA LUMPUR, MALAYSIA

(Address of principal executive offices)

+6012-8828729

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock with par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant cannot be calculated as our Common Stock is not traded on a national securities exchange.

There was a total of 332,699,500 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 20, 2024.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Auditor Name:	Auditor Location:	Auditor Firm ID:
JP CENTURION & PARTNERS PLT	Kuala Lumpur, Malaysia	6723

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Phoenix Plus Corp. (the “Company”, “we”, “us” or “our”) for the fiscal year ended July 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 30, 2023 (the “Original 10-K”) is being filed to (i) amend and restate Part II “Item 9A: Controls and Procedures” to included disclosure which was inadvertently omitted from the Original 10-K, pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, to include inadvertently omitted disclosure.

This Amendment contains only the cover page, this explanatory note, the complete text of Item 9A, the exhibit list, a signature page and the revised certification.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Original 10-K or reflect any events that have occurred after the Original 10-K was filed. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original 10-K was filed. This Amendment should be read together with the Original 10-K and the Company’s other filings with the SEC.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

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

Internal Control Over Financial Reporting

Our management, mainly our chief executive officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s chief executive officer and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of July 31, 2023, our management, mainly our chief executive officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

1

Identified Material Weakness

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

Management’s Remediation Initiative

To further strengthen the Company’s internal controls and ensure adequate segregation of duties are maintained, we plan to hire additional employees, specifically accounting staffs and initiate comprehensive training program in relation to U.S. GAAP financial statements and related disclosures.

To remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we will also prepare written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines, to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2024.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2024	By:	/s/ LEE CHONG CHOW

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEE CHONG CHOW	Chief Executive Officer and Director	May 20, 2024
Lee Chong Chow	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

3