Form 10-K/A
period 2023-07-31
Phoenix Plus Corp.
filed 2024-05-22
CIK 1785493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

2

PART IV

Item 15. Exhibits, Financial Statements and Schedules

(a)	Financial Statements:

(1)	The financial statements required to be included in this report appear after the signature page to this report as a separate section.

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable.

(3)	The Exhibit Index of this report appears below.

(b)	Exhibits:

Exhibit No.	Description
3.1*	Article of Incorporation
3.2*	Bylaws
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
32.1*	Section 1350 Certification of principal executive officer

*	Filed herewith
**	Previously filed

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 22, 2024	By:	/s/ LEE CHONG CHOW

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEE CHONG CHOW	Chief Executive Officer and Director	May 22, 2024
Lee Chong Chow	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

4