Form 10-Q
period 2024-04-30
Phoenix Plus Corp.
filed 2024-06-20
CIK 1785493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 30, 2024

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2024
Common Stock, $.0001 par value	332,699,500

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2024 AND JULY 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	April 30, 2024 (Unaudited)	July 31, 2023 (Audited)

ASSETS
Current assets
Cash in hand and at bank	561,363	1,108,039
Trade receivables	$71,984	$12,088
Retention sum receivables	106,026	-
Prepayment and deposits	15,416	14,993
Contract assets	124,343	18,723
Deferred cost	29,832	324
	908,964	1,154,167
Non-current assets
Plant and equipment, net	9,926	9,715
Lease right-of-use asset	63,662	86,817
Equity method investment	-	-
	73,588	96,532

TOTAL ASSETS	982,552	1,250,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-current liability
Lease liabilities, non-current	$37,706	$57,606
	37,706	57,606

Current liabilities
Trade payables	$116,847	$4,202
Retention sum payables	65,284	-
Other payables and accrued liabilities and deposit received	20,207	36,747
Lease liabilities, current	27,275	29,211
Total current liabilities	229,613	70,160

Total liabilities	267,319	127,766

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized 332,699,500 shares issued and outstanding as of April 30, 2024 and July 31, 2023 respectively	$33,270	$33,270
Additional paid-in capital	3,245,230	3,245,230
Accumulated other comprehensive loss	(44,560)	(5,917)
Accumulated deficit	(2,518,707)	(2,149,650)
Total stockholders’ equity	715,233	1,122,933

TOTAL LIABILITIES AND STOCKHOLDERS’ FUND	982,552	1,250,699

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSSES

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2024 and 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended April 30		Nine Months Ended April 30
	2024	2023	2024	2023

Revenue
- current period	$140,901	$-	$1,073,259	$35,588
- over-provision	-	(878)	-	(878)

Cost of revenue	$(269,117)	$(305)	$(1,149,608)	$(28,662)

Gross (loss)/profit	$(128,216)	$(1,183)	$(76,349)	$6,048

Other income	$9	$-	$27	$56

Operating expenses:
General and administrative expenses	$(78,742)	$(141,313)	$(278,228)	$(283,004)
Finance cost	$(1,117)	$(92)	$(3,743)	$(571)
Other operating expenses	$(4,244)	$-	$(10,764)	$-

Loss before income tax	$(212,310)	$(142,588)	$(369,057)	$(277,471)

Income tax expense	$-	$-	$-	$-

Net loss for the period	$(212,310)	$(142,588)	$(369,057)	$(277,471)

Other comprehensive income:
- Foreign exchange adjustment loss	$(551)	$(7,807)	$(2,931)	$(1,071)
Comprehensive loss	$(212,861)	$(150,395)	$(371,988)	$(278,542)

Net loss per share, basic and diluted:	$(0.0006)	$(0.0005)	$(0.0011)	$(0.0008)

Weighted average number of common shares outstanding – Basic and diluted	332,699,500	332,699,500	332,699,500	332,699,500

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED APRIL 30, 2024 and 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Nine Months Ended April 30, 2024

(Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2023	332,699,500	$33,270	$3,245,230	$(5,917)	$(2,149,650)	$1,122,933
Net loss for the period	-	-	-	-	(43,820)	(43,820)
Foreign currency translation adjustment	-	-	-	(3,839)	-	(3,839)
Balance as of October 31, 2023	332,699,500	33,270	3,245,230	(9,756)	(2,193,470)	1,075,274
Net loss for the period	-	-	-	-	(112,927)	(112,927)
Foreign currency translation adjustment	-	-	-	1,459	-	1,459
Balance as of January 31, 2024	332,699,500	$33,270	$3,245,230	$(8,297)	$(2,306,397)	$963,806
Net loss for the period	-	-	-	-	(212,310)	(212,310)
Foreign currency translation adjustment	-	-	-	(36,263)	-	(36,263)
Balance as of April 30, 2024	332,699,500	$33,270	$3,245,230	$(44,560)	$(2,518,707)	$715,233

Nine Months Ended April 30, 2023 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2022	332,699,500	$33,270	$3,245,230	$(2,145)	$(1,760,413)	$1,515,942
Net loss for the period	-	-	-	-	(145,979)	(145,979)
Foreign currency translation adjustment	-	-	-	(13,411)	-	(13,411)
Balance as of October 31, 2022	332,699,500	33,270	3,245,230	(15,556)	(1,906,392)	1,356,552
Net profit for the period	-	-	-	-	11,096	11,096
Foreign currency translation adjustment	-	-	-	20,147	-	20,147
Balance as of January 31, 2023	332,699,500	$33,270	$3,245,230	$4,591	$(1,895,296)	$1,387,795
Net loss for the period	-	-	-	-	(142,588)	(142,588)
Foreign currency translation adjustment	-	-	-	(7,807)	-	(7,807)
Balance as of April 30, 2023	332,699,500	$33,270	$3,245,230	$(3,216)	$(2,037,884)	$1,237,400

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2024 and 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended April 30
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(369,057)	$(277,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,840	791
Amortization of right-of-use	19,223	21,661
Changes in operating assets and liabilities:
Trade receivables	(59,896)	(12,338)
Contract assets	(105,620)	-
Retention sum receivables	(106,026)	-
Retention sum payables	65,284	-
Prepayment and deposits	(423)	(16,268)
Deferred cost	(29,508)	(23,850)
Trade payables	112,645	-
Other payables and accrued liabilities	(16,540)	(2,911)
Operating lease liabilities	(21,836)	(21,677)
Net cash used in operating activities	(509,914)	(332,063)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of plant and equipment	(2,350)	(5,070)
Net cash used in investing activity	(2,350)	(5,070)

CASH FLOWS FROM FINANCING ACTIVITY:
Net cash provided by financing activity	-	-

Effect of exchange rate changes on cash and cash equivalents	$(34,412)	(1,062)

Net decrease in cash and cash equivalents	(546,676)	(338,195)
Cash and cash equivalents, beginning of year	1,108,039	1,537,864
CASH AND CASH EQUIVALENTS, END OF PERIOD	$561,363	1,199,669
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2024

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed financial statements for Phoenix Plus Corporation for the period ended April 30, 2024 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statement, instructions to Form 10-Q and Regulations S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended July 31, 2023. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended April 30, 2024 and 2023 presented are not necessarily indicative of the results to be expected for the full year. The Company has adopted July 31 as its fiscal year end.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated upon consolidation.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2024

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2024

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended April 30, 2024, the Company suffered an accumulated deficit of $2,518,707, negative operating cash flow of $509,914    and net loss of $369,057. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2024

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

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Labuan and Hong Kong maintains its books and record in United States Dollars (“US$”) respectively, and Ringgit  Malaysia (“MYR”) is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from MYR into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended April 30, 2024	As of and for the period ended April 30, 2023

Period-end RM : US$1 exchange rate	4.77	4.46
Period-average RM : US$1 exchange rate	4.75	4.48
Period-end HK$: US$1 exchange rate	7.82	7.84
Period-average HK$ : US$1 exchange rate	7.74	7.85

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2024

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. COMMON STOCK

As of April 30, 2024, the Company has an issued and outstanding common share of 332,699,500.

4. PLANT AND EQUIPMENT

Plant and equipment as of April 30, 2024 and July 31, 2023 are summarized below:

	As of April 30, 2024	As of July 31, 2023
	(Unaudited)	(Audited)
Leasehold improvement	$114,263	$114,263
Computer hardware and software	10,358	8,918
Tools and gauges	3,127	2,213
Total	127,748	125,394
Accumulated depreciation	(117,465)	$(115,625)
Effect of translation exchange	(357)	(54)
Plant and equipment, net	$9,926	$9,715

These leasehold improvements include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. The leasehold improvement has completed on September 2019.

Depreciation expense for the period ended April 30, 2024 and April 30, 2023 was $1,840 and $791 respectively.

5. EQUITY METHOD INVESTMENT

	As of April 30, 2024	As of July 31, 2023
	(Unaudited)	(Audited)
Investment, at cost	$232,040	$232,040
Less: Equity method loss	(335)	(335)
Less: Impairment loss on investment	(231,705)	(231,705)
	$-	$-

The Company holds investment in business that is accounted for pursuant to the equity method due to the Company’s ability to exert significant influence over decisions relating to its operating and financial affairs. Revenue and expenses of this investment are not consolidated into the Company’s financial statements; rather, the proportionate share of the earnings/losses is reflected as equity method earnings/losses in statements of operations and comprehensive income/loss. As of April 30, 2024, the Company holds 33.9% interest in the investee company.

During the period ended April 30, 2024 and 2023, the Company accounted $0 and $0 of equity method loss respectively.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

6. TRADE RECEIVABLES

Trade receivables consisted of the following at April 30, 2024 and July 31, 2023:

	As of April 30, 2024	As of July 31, 2023
	(Unaudited)	(Audited)
Trade receivables	$71,984	$12,088
Total trade receivables	$71,984	$12,088

7. CONTRACT ASSETS

Contract assets as of April 30, 2024 and July 31, 2023 are summarized below:

	As of April 30, 2024	As of July 31, 2023
	(Unaudited)	(Audited)
Cost incurred	$1,157,559	$15,224
Attributable profit	(71,918)	3,499
	1,085,641	18,723
Progress billings	(961,298)	-
Total contract assets	$124,343	$18,723

There is a variance in the cost incurred for the Company’s contract assets, due to on-going discussions with 3rd party counterpart in relation to 2 projects undertook by Phoenix Green Energy Sdn. Bhd. The Company expects variation in the recognition of contract assets to occur at the end of current fiscal year.

8. PREPAYMENT AND DEPOSITS

Prepayment  and deposits consisted of the following at April 30, 2024 and July 31, 2023:

	As of April 30, 2024	As of July 31, 2023
	(Unaudited)	(Audited)
Deposits	$15,416	$12,325
Prepayment	-	2,668
Total prepayment and deposits	$15,416	$14,993

9. DEFERRED COST

For service contracts where the performance obligation is not completed, deferred costs are recorded for any costs incurred in advance of the performance obligation.

10. TRADE PAYABLES

Trade payables consisted of the following at April 30, 2024 and July 31, 2023:

	As of April 30, 2024	As of July 31, 2023
	(Unaudited)	(Audited)
Trade payables	$116,847	$4,202
Total trade payables	$116,847	$4,202

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. OTHER PAYABLES, ACCRUED LIABILITIES AND DEPOSITS RECEIVED

Other payables, accrued liabilities and deposits received consisted of the following at April 30, 2024 and July 31, 2023:

	As of April 30, 2024	As of July 31, 2023
	(Unaudited)	(Audited)
Accrued audit fees	$2,500	$14,000
Other payables, accrued liabilities and deposits received	$17,707	$22,747
Total other payables, accrued liabilities and deposits received	$20,207	$36,747

12. REVENUE

For the period ended April 30, 2024 and 2023, the Company has revenue arise from the following:

	Nine months period ended April 30, 2024	Nine months period ended April 30, 2023
	(Unaudited)	(Unaudited)
Installation service
- Current period	$1,073,259	$35,588
- Over-provision	-	(878)
Total revenue	$1,073,259	$34,710

13. INCOME TAXES

For the period ended April 30, 2024 and 2023, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Nine months period ended April 30, 2024	Nine months period ended April 30, 2023
	(Unaudited)	(Unaudited)

Tax jurisdictions from:
Local	$(53,162)	$(39,711)
Foreign, representing
- Labuan	(13,926)	(11,013)
- Hong Kong	$(18,069)	$(113,016)
- Malaysia	(283,900)	(113,731)
Loss before income tax	$(369,057)	$(277,471)

The provision for income taxes consisted of the following:

	For the period ended April 30, 2024 (Unaudited)	For the period ended April 30, 2023 (Unaudited)
Current:
- Local	-	-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2024

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

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of April 30, 2024 the operations in the United States of America incurred $929,416 of cumulative net operating losses which can be carried forward to offset a maximum of 80% future taxable income. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $743,533 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2024

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

The initial recognition of operating lease right and lease liability as follow:

	As of April 30, 2024 (Unaudited)	As of July 31, 2023 (Audited)
Gross lease payable	$107,053	$107,053
Less: imputed interest	(9,359)	(9,359)
Recognition	$97,694	$97,694

As of April 30, 2024 and July 31, 2023, operating lease right of use asset as follow:

	As of April 30, 2024 (Unaudited)	As of July 31, 2023 (Audited)
Initial recognition as of August 1, 2019	$26,772	$26,772
Additional portion from July 31, 2020 to June 30, 2021	2,719	2,719
Add: new lease addition from July 1, 2021 to June 30, 2023	40,445	40,445
Add: new lease addition from June 1, 2022 to May 31, 2023	9,343	9,343
Add: new lease addition from June 1, 2023 to July 31, 2023	1,534	1,534
Add: new lease addition from August 1, 2023 to July 31, 2026	86,817	86,817
Accumulated amortization	(98,316)	(79,244)
Foreign exchange translation loss	(5,652)	(1,569)
Balance	$63,662	$86,817

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

As of April 30, 2024 and July 31, 2023, operating lease liability as follow:

	As of April 30, 2024 (Unaudited)	As of July 31, 2023 (Audited)
Initial recognition as of August 1, 2019	$26,772	$26,772
Add: additional portion (increase of leasing fee)	2,719	2,719
Add: new lease addition from July 1, 2021 to June 30, 2023	40,445	40,445
Add: new lease addition from June 1, 2022 to May 31, 2023	9,343	9,343
Add: new lease addition from June 1, 2023 to July 31, 2023	1,534	1,534
Add: new lease addition from August 1, 2023 to July 31, 2026	86,817	86,817
Less: gross repayment	(102,554)	(81,468)
Add: imputed interest	3,975	245
Foreign exchange translation gain	(4,070)	410
Balance	64,981	86,817
Less: lease liability current portion	(27,275)	(29,211)
Lease liability non-current portion	$37,706	$57,606

For the period ended April 30, 2024 and 2023, the amortization of the operating lease right of use asset are $19,072  and $21,661 respectively.

Maturities of operating lease obligation as follow:

Year ending
July 31, 2024 (3 months)	$5,537
July 31, 2025 (12 months)	27,994
July 31, 2026 (12 months)	31,450
Total	$64,981

Other information:

	Period ended April 30
	2024	2023
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$21,836	$21,677
Right-of-use assets obtained in exchange for operating lease liabilities	-	4,120
Remaining lease term for operating lease (years)
Lease 1	-	0.2
Lease 2	-	0.1
Lease 3	2.2	-
Weighted average discount rate for operating lease
Lease 1	-	5.6%
Lease 2	-	5.56%
Lease 3	6.85%	-

Lease expenses were $3,743   for the period ended April 30, 2024 and $574 for the period ended April 30, 2023. The Company adopt ASC 842 on and after August 1, 2019.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

15. CONCENTRATION OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended April 30, 2024 and 2023, the customer who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at period-end.

	Three months ended April 30
	2024	2023	2024	2023	2024	2023
	Revenue		Percentage of Revenue		Trade Receivable
Customer A	$72,124	$-	51%	-%	$67,989	$-
Customer B	57,514	-	41%	-	3,995	-
	$129,638	$-	92%	-%	$71,984	$-

For the nine months ended April 30, 2024 and 2023, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at period-end are presented as follows:

	Nine months ended April 30
	2024	2023	2024	2023	2024	2023
	Revenue		Percentage of Revenue		Trade Receivable
Customer A	$599,704	$-	56%	-	$67,989	$-
Customer B	460,211	23,884	43%	67%	3,995	13,206
Customer C	-	8,705	-	24%	-	-
	$1,059,915	$32,589	99%	91%	$71,984	$13,206

(b)	Major vendors

For the three months ended April 30, 2024 and 2023, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	Three months ended April 30
	2024	2023	2024	2023	2024	2023
	Cost of Revenue		Percentage of Cost of Revenue		Trade Payable
Vendor A	$-	$67	-	58%	$-	$-
Vendor B	-	140	-	35%	-	-
Vendor C	51,008	-	19%	-	905	-
Vendor D	47,460	-	18%	-	12,968	-
Vendor E	83,225	-	31%	-	-	-
Vendor F	31,579	-	12%	-	-	-
	$213,272	$207	80%	93%	$13,873	$-

For the nine months ended April 30, 2024 and 2023, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	Nine months ended April 30
	2024	2023	2024	2023	2024	2023
	Cost of Revenue		Percentage of Cost of Revenue		Trade Payable
Vendor A	$-	$8,128	-	28%	$-	$-
Vendor B	-	3,115	-	11%	-	-
Vendor C	128,807	-	11%	-	905	-
Vendor G	131,048	-	11%	-	20,966	-
Vendor H	-	6,075	-	21%	-	-
Vendor I	-	3,658	-	13%	-	-
	$259,855	$20,976	22%	73%	$21,871	$-

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

16. CONTINGENT LIABILITIES

On February 22, 2024, a WRIT and Statement of Claim were sent to one of the Company’s subsidiary, Phoenix Green Energy Sdn. Bhd. (hereinafter referred as “PGESB”), from one of PGESB’s supplier, Lenggong Hydro Sdn. Bhd. (hereinafter referred as “LHSB”), demanding a claim of RM153,588.76 with 8% per annum interest. The claim is in relation to unpaid invoices for PGESB’s Helio L3 Solar Project which took place in Selangor, Malaysia. According to the WRIT, an online case management review was scheduled on March 19, 2024. Due to unexpected circumstances, the Writ and Statement of Claim only came to PGESB’s attention after March 19, 2024.

Upon receiving the WRIT, PGESB have appointed Messrs. Andrew, Jye & Co. as solicitor on this matter.

On April 12, 2024, Messrs. Andrew, Jye & Co submitted on behalf of PGESB a written response to the court, seeking to set aside the judgment and initiate another round of case management. Additionally, on April 25, 2024, the solicitor delivered on-behalf PGESB a letter on to LHSB’s solicitor, proposing a settlement of RM90,000.00 (“Proposed Settlement”). As of June 12, PGESB are still awaiting response from LHSB.

In the event that LHSB reject the Proposed Settlement, both parties are required to serve Written Submission and Reply Submission by June 21, 2024 and July 5, 2024, respectively. A judgement are scheduled on July 24, 2024, which could be withdrawn with the acceptance of Proposed Settlement by LHSB prior to the date.

17. SEGMENT INFORMATION

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the period ended April 30, 2024
	United States	Malaysia	Hong Kong	Total

Revenue	$-	$1,073,259	$-	$1,073,259
Cost of revenue	-	(1,149,608)	-	(1,149,608)
Net loss	(53,162)	(297,826)	(18,069)	(369,057)

Total assets	$-	$935,872	$46,680	$982,552

	For the period ended April 30, 2023
	United States	Malaysia	Hong Kong	Total

Revenue
- Current period	$-	$35,588	$-	$35,588)
- Over-provision	-	(878)	-	(878)
Cost of revenue	-	(28,662)	-	(28,662)
Net loss	(39,711)	(124,744)	(113,016)	(277,471)

Total assets	$-	$1,211,067	$68,425	$1,279,492

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

Results of Operation

For the three months ended April 30, 2024 and 2023

Revenues

For the three months ended April 30, 2024 and 2023, the Company has generated revenue of $140,901 and $0 respectively, with an over-provision revenue of $878 for the three months ended April 30, 2023. The revenue represented income from solar PV system installation services, consultancy services provided to our customers on engineering, equipment procurement and transportation, construction on solar plant.

Cost of Revenue and Gross Margin

For the three months ended April 30, 2024 and 2023, cost incurred in providing consultancy services and installation services are $269,117 and $305 respectively. The Company generated gross loss of $128,216  and $1,183 for the three months ended April 30, 2024 and 2023 respectively.

General and administrative expenses

For the three months ended April 30, 2024 and 2023, we had incurred general and administrative expenses in the amount of $78,742 and $141,313. These expenses are comprised of salary, consultancy fees for listing advisory, professional fee, compliance fee, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $9 and $0 as other income for the three months ended April 30, 2024 and 2023. This income is derived from the interest income and foreign exchange gain.

Net Loss

Our net loss for three months ended April 30, 2024 and 2023 were $212,310  and $142,588 respectively. The net loss mainly derived from the general and administrative expenses incurred.

For the nine months ended April 30, 2024 and 2023

Revenues

For the nine months ended April 30, 2024 and 2023, the Company has generated revenue of $1,073,259 and $35,588 respectively, with an over-provision revenue of $878 for the nine months ended April 30, 2023. The revenue represented income from solar PV system installation services, consultancy services provided to our customers on engineering, equipment procurement and transportation, construction on solar plant.

Cost of Revenue and Gross Margin

For the nine months ended April 30, 2024 and 2023, cost incurred in providing consultancy services and installation services are $1,149,608 and $28,662 respectively. The Company generated gross (loss)/profit  of $76,349   and $6,048 for the nine months ended April 30, 2024 and 2023 respectively.

General and administrative expenses

For the nine months ended April 30, 2024 and 2023, we had incurred general and administrative expenses in the amount of $278,228 and $283,004. These expenses are comprised of salary, consultancy fees for listing advisory, professional fee, compliance fee, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $27 and $56 as other income for the nine months ended April 30, 2024 and 2023. This income is derived from the interest income and foreign exchange gain.

Net Loss

Our net loss for nine months ended April 30, 2024 and 2023 were $369,057  and $277,471. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

As of April 30, 2024 and 2023, we had cash and cash equivalents of $561,363 and $1,199,669. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

Cash Used In Operating Activities

For the nine months ended April 30, 2024 and 2023, net cash used in operating activities was $509,914 and $332,063 respectively. The increase in cash used in operating activities was mainly for payment of general and administrative expenses, and selling and marketing expenses.

Cash Provided By Financing Activities

For the nine months ended April 30, 2024 and 2023, net cash provided by financing activities was $0 and $0. The financing cash flow performance primarily reflects sale of common stock and collection of subscription receivables.

Cash Used In Investing Activities

For the nine months ended April 30, 2024 and 2023, the net cash used in investing activities was $2,350 and $5,070. The investing cash flow performance primarily reflects the purchase of plant and equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of April 30, 2024.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of April 30, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of April 30, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Vettons City Angels Sdn. Bhd.

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

Lenggong Hydro Sdn. Bhd.

On February 22, 2024, a WRIT and Statement of Claim were sent to one of the Company’s subsidiary, Phoenix Green Energy Sdn. Bhd. (hereinafter referred as “PGESB”), from one of PGESB’s supplier, Lenggong Hydro Sdn. Bhd. (hereinafter referred as “LHSB”), demanding a claim of RM153,588.76 with 8% per annum interest. The claim is in relation to unpaid invoices for PGESB’s Helio L3 Solar Project which took place in Selangor, Malaysia. According to the WRIT, an online case management review was scheduled on March 19, 2024. Due to unexpected circumstances, the Writ and Statement of Claim only came to PGESB’s attention after March 19, 2024 .

Upon receiving the WRIT, PGESB have appointed Messrs. Andrew, Jye & Co. as solicitor on this matter.

On April 12, 2024, Messrs. Andrew, Jye & Co submitted on behalf of PGESB a written response to the court, seeking to set aside the judgment and initiate another round of case management. Additionally, on April 25, 2024, the solicitor delivered on-behalf PGESB a letter on to LHSB’s solicitor, proposing a settlement of RM90,000.00 (“Proposed Settlement”). As of June 12, PGESB are still awaiting response from LHSB.

In the event that LHSB reject the Proposed Settlement, both parties are required to serve Written Submission and Reply Submission by June 21, 2024 and July 5, 2024, respectively. A judgement are scheduled on July 24, 2024, which could be withdrawn with the acceptance of Proposed Settlement by LHSB prior to the date.

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

Date: June 20, 2024
	By:	/s/ LEE CHONG CHOW
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

