Form 10-K
period 2024-07-31
Phoenix Plus Corp.
filed 2024-11-13
CIK 1785493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended July 31, 2024

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

Yes ☐ No ☒

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed final quarter, July 31, 2024: $33,269,950.

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2024
Common Stock, $.0001 par value	332,699,500

Phoenix Plus Corp.

FORM 10-K

For the Fiscal Year Ended July 31, 2024

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

For the year ended July 31, 2024, the Company incurred a net loss of $437,781. As of July 31, 2024, the Company suffered an accumulated deficit of $2,587,431. Net cash flows used in operating activities for the year ended July 31, 2024 was $653,119 and mainly comprised of the net loss $437,781, increase in contract assets of $250,711 and increase in retention sum receivables of $109,945. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s July 31, 2024 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 3. LEGAL PROCEEDINGS

Vettons City Angels Sdn. Bhd.

On August 8, 2022, the Company being a member of Vettons City Angels Sdn. Bhd (hereinafter referred as “VCASB”) holding 33.96% of the issued share capital of VCASB, had requested to convene an Extraordinary General Meeting (“EGM”) of VCASB pursuant to Section 310(b) and Section 311 of the Companies Act 2016 within 14 days from the date thereof and to be held at Level 5, Tower 8, Avenue 5, Horizon 2, Bangsar South City, 59200 Kuala Lumpur to explain on VCASB company business status and other related issues, yet the Company received no response from the director to the shareholders of VCASB.

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

The Company also advertised the Winding Up Order in the newspaper NST and had it gazetted.

Therefore, the Winding Up Petition was completed and closed at the stage of advertisement and gazettement of the Winding Up Order. Full process is not completed as of the date of reporting.

Lenggong Hydro Sdn. Bhd.

On February 20, 2024, a WRIT and Statement of Claim were sent to one of the Company’s subsidiary, Phoenix Green Energy Sdn. Bhd. (hereinafter referred as “PGESB”), from one of PGESB’s supplier, Lenggong Hydro Sdn. Bhd. (hereinafter referred as “LHSB”), demanding a claim of RM153,588.76. The claim is in relation to unpaid invoices for PGESB’s Helio L3 Solar Project which took place in Selangor, Malaysia. According to the WRIT, an online case management review was scheduled on March 19, 2024. Due to unexpected circumstances, the Writ and Statement of Claim only came to PGESB’s attention after March 19, 2024.

Upon receiving the WRIT, PGESB have appointed Messrs. Andrew, Jye & Co. as solicitor on this matter.

On April 12, 2024, Messrs. Andrew, Jye & Co submitted on behalf of PGESB a written response to the court, seeking to set aside the judgment and initiate another round of case management. Additionally, on April 25, 2024, the solicitor delivered on-behalf PGESB a letter on to LHSB’s solicitor, proposing a settlement of MYR90,000.00 (“Proposed Settlement”). As of June 12, PGESB are still awaiting response from LHSB.

In the event that LHSB reject the Proposed Settlement, both parties are required to serve Written Submission and Reply Submission by June 21, 2024 and July 5, 2024, respectively. A judgement are scheduled on July 24, 2024, which could be withdrawn with the acceptance of Proposed Settlement by LHSB prior to the date.

On August 27, 2024, LHSB’s solicitor, on behalf of LHSB, confirmed acceptance of the proposed settlement, with payment due on or before September 6, 2024. PGESB made full payment of the proposed settlement on September 4, 2024. On September 6, 2024, the court was issued the notice of discontinuance.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

As of July 31, 2024, we had 332,699,500 shares of our Common Stock par value, $.0001 issued and outstanding. There were 235 beneficial owners of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended July 31, 2024.

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

Results of Operations

Revenue

The Company generated revenue of $1,232,326 and $99,833 for the year ended July 31, 2024 and 2023. The revenue represented income from solar PV system installation services, consultancy services provided to our customers on engineering, equipment procurement and transportation, construction on solar plant.

Cost of Revenue and Gross Margin

For the year ended July 31, 2024 and 2023, cost incurred in providing consultancy services and installation services is $1,284,930 and $84,322. The Company generated gross (loss) / profit of $(52,604) and $15,511 for the year ended July 31, 2024 and 2023. The decline in profitability is attributed to project delays, higher labor costs, and additional expenses incurred for replacing damaged items.

General and Administrative Expenses

General and administrative expenses for the year ended July 31, 2024 and 2023 amounted to $379,088 and $370,832 respectively. These expenses are comprised of salary, consultancy fees for listing advisory, professional fee, compliance fee, office and outlet operation expenses and depreciation.

Other operating expenses

Other operating expenses for the year ended July 31, 2024 and 2023 amounted to $4,951 and $33,392 respectively. These expenses derived from foreign exchange loss.

Other Income

The Company recorded an amount of $3,692 and $101 as other income for the year ended July 31, 2024 and 2023 respectively. This income is derived from bank interest income and the forfeiture of advances.

Net Loss and Net Loss Margin

The net loss was $437,781 for the year ended July 31, 2024 as compared to $389,237 for the year ended July 31, 2023. The increase in net loss of $48,544 was resulted from the gross loss margin incurred. Taking into the loss for the year ended July 31, 2024, the accumulated loss for the Company has increased from $2,149,650 to $2,587,431.

Liquidity and Capital Resources

As of July 31, 2024, we had cash and cash equivalents of $434,351 as compared to $1,108,039 for the year ended July 31, 2023. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

Cash Used In Operating Activities

For the year ended July 31, 2024 and 2023, net cash used in operating activities was $653,119 and $418,018. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Used In Investing Activities

For the financial year ended July 31, 2024 and 2023, the net cash used in investing activities was $13,967 and $8,089. The investing cash flow performance primarily reflects the purchase of property, plant and equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Critical Accounting Policies and Estimates

Basis of presentation

The consolidated financial statements for Phoenix Plus Corp. and its subsidiaries for the year ended July 31, 2024 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Phoenix Plus Corp. and its wholly owned subsidiaries, Phoenix Plus Corp., Phoenix Plus International Limited and Phoenix Green Energy Sdn. Bhd. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted July 31 as its fiscal year end.

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

The Company applied judgements and assumptions that significantly affect the determination of the amount and timing of revenue recognized from contracts with customers for providing renewable energy turnkey solutions, including engineering, procurement, construction and commissioning (“EPCC”), solar PV installation services on our customers on engineering, equipment procurement and transportation, construction on solar plant. The Company measures the performance of service work done by comparing the actual costs incurred with the estimated total costs required to complete the services. Significant judgements are required to estimate the total contract costs to complete. In making these estimates, management relied on estimates and also on past experience of completed projects. A change in the estimates will directly affect the revenue to be recognized.

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

Translation of amounts from MYR into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective year:

	As of and for the year ended July 31,
	2024	2023

Year-end MYR: US$1 exchange rate	4.60	4.55
Year-average MYR: US$1 exchange rate	4.70	4.50
Year-end HK$: US$1 exchange rate	7.81	7.79
Year-average HK$: US$1 exchange rate	7.81	7.83

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

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024.

Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of July 31, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Item 1. Legal Proceedings

Vettons City Angels Sdn. Bhd.

On August 8, 2022, the Company being a member of Vettons City Angels Sdn. Bhd. (hereinafter referred as “VCASB”) holding 33.96% of the issued share capital of VCASB, had requested to convene an Extraordinary General Meeting (“EGM”) of VCASB pursuant to Section 310(b) and Section 311 of the Companies Act 2016 within 14 days from the date thereof and to be held at Level 5, Tower 8, Avenue 5, Horizon 2, Bangsar South City, 59200 Kuala Lumpur to explain on VCASB company business status and other related issues, yet the Company received no response from the director to the shareholders of VCASB.

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

The Company also advertised the Winding Up Order in the newspaper NST and had it gazetted.

Therefore, the Winding Up Petition was completed and closed at the stage of advertisement and gazettement of the Winding Up Order. Full process is not completed as of the date of reporting.

Lenggong Hydro Sdn. Bhd.

On February 20, 2024, a WRIT and Statement of Claim were sent to one of the Company’s subsidiary, Phoenix Green Energy Sdn. Bhd. (hereinafter referred as “PGESB”), from one of PGESB’s supplier, Lenggong Hydro Sdn. Bhd. (hereinafter referred as “LHSB”), demanding a claim of RM153,588.76. The claim is in relation to unpaid invoices for PGESB’s Helio L3 Solar Project which took place in Selangor, Malaysia. According to the WRIT, an online case management review was scheduled on March 19, 2024. Due to unexpected circumstances, the Writ and Statement of Claim only came to PGESB’s attention after March 19, 2024.

Upon receiving the WRIT, PGESB have appointed Messrs. Andrew, Jye & Co. as solicitor on this matter.

On April 12, 2024, Messrs. Andrew, Jye & Co submitted on behalf of PGESB a written response to the court, seeking to set aside the judgment and initiate another round of case management. Additionally, on April 25, 2024, the solicitor delivered on-behalf PGESB a letter on to LHSB’s solicitor, proposing a settlement of MYR90,000.00 (“Proposed Settlement”). As of June 12, PGESB are still awaiting response from LHSB.

In the event that LHSB reject the Proposed Settlement, both parties are required to serve Written Submission and Reply Submission by June 21, 2024 and July 5, 2024, respectively. A judgement are scheduled on July 24, 2024, which could be withdrawn with the acceptance of Proposed Settlement by LHSB prior to the date.

On August 27, 2024, LHSB’s solicitor, on behalf of LHSB, confirmed acceptance of the proposed settlement, with payment due on or before September 6, 2024. PGESB made full payment of the proposed settlement on September 4, 2024. On September 6, 2024, the court was issued the notice of discontinuance.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

	NAME	AGE	POSITION
1.	Lee Chong Chow	54	Chief Executive Officer, President, Secretary, Treasurer, Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Lee Chong Chow – Chief Executive Officer, President, Secretary, Treasurer, Director

Mr. Lee, aged 54, holds a Bachelor degree of Economic from Shobi University since 2005. After his graduation, he then started up a company doing small trading and investment in Japan. After the Fukushima nuclear disaster, Mr. Lee dedicated himself to make best contribution to improve the human living environment and develop the sustainable energy solar power energy industry. Mr. Lee has invested more than 10 companies that are specializing in green solar power until today. Mr. Lee also has more than 10 years of working experiences in the solar industry companies such as Fujisolar co.ltd, Choyo Power co.ltd, Vsun co.ltd (Vietnam) and many more which are providing solar energy solutions.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year July 31, 2024 and July 31, 2023, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lee Chong Chow, Chief Executive Officer, President, Secretary, Treasurer, Director (1)	For the year ended July 31, 2024	-	-	-	-	-	-	-	-
	For the year ended July 31, 2023	-	-	-	-	-	-	-	-

(1)	Mr. Lee Chong Chow was appointed as Executive Director of the Company on January 8, 2023. Subsequently on February 28, 2023, Mr. Lee was appointed as the Chief Executive Officer, President, Secretary and Treasurer of the Company.

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

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 31, 2024, the Company has 332,699,500 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of July 31, 2024, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

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

	For the Year Ended July 31, 2024	For the Year Ended July 31, 2023
Audit fees	$22,500	$21,500
Total	$22,500	$21,500

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

PHOENIX PLUS CORP.
(Name of Registrant)

Date: November 13, 2024	By:	/s/ LEE CHONG CHOW
	Title:	Chief Executive Officer,
President, Director, Secretary and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Phoenix Plus Corporation

2-3 & 2-5, Bedford Business Park

Jalan 3/137B, Batu 5, Jalan Kelang Lama

58200 Kuala Lumpur

Malaysia.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Phoenix Plus Corporation (the ‘Company’) as of July 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ equity, and consolidated statement of cash flows for each of the years in the two-year period ended July 31, 2024, and the related notes (collectively referred to as the “notes to consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the year ended July 31, 2024, the Company incurred net loss of $437,781 and negative cash flow from operating activities of $653,119 and has accumulated deficit of $2,587,431. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

A significant proportion of the Company's revenues and profits are derived from project activities. For the financial year ended July 31, 2024, project revenue and cost of sales are as follows:

Project activities

Revenue:	USD1,231,334	(99.9% of the Company’s revenue)
Cost of sales:	USD1,279,069	(99.9% of the Company’s cost of sales)

We identified revenue and cost of sales from project activities as an areas requiring audit focus as significant management’s judgement and estimates are involved in estimating the total project costs (which is used to determine gross profit margin of project activities undertaken by the Company). The amount of revenue and profit recognised from project activities are dependent on, amongst others, the extent of costs incurred to the total estimated costs of construction to derive the percentage-of-completion and the estimated total revenue for each of the respective projects.

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
JP Centurion & Partners PLT (PCAOB: 6723)
Kuala Lumpur, Malaysia
November 13, 2024

PHOENIX PLUS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2024 and 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of	As of
	July 31, 2024 (Audited)	July 31, 2023 (Audited)

ASSETS
Current assets
Cash at banks	$434,351	$1,108,039
Trade receivables, net of allowance for credit loss of $116,687 and $0 as of July 31, 2024 and July 31, 2023, respectively	10,964	12,088
Retention sum receivables	109,945	-
Other receivables, prepayments and deposits	12,801	14,993
Contract assets	269,434	18,723
Deferred cost	4,122	324
	841,617	1,154,167
Non-current assets
Property, plant and equipment, net	20,817	9,715
Lease right-of-use asset	59,197	86,817
Equity method investment	-	-
	80,014	96,532

TOTAL ASSETS	921,631	1,250,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-current liabilities
Operating lease liabilities, non-current	$31,553	$57,606
	31,553	57,606

Current liabilities
Trade payables	$81,466	$4,202
Retention sum payables	67,697	-
Other payables and accrued liabilities	34,386	36,747
Operating lease liabilities, current	29,469	29,211
Total current liabilities	213,018	70,160

Total liabilities	244,571	127,766

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized; None issued and outstanding
Common stock, $0.0001 par value, 1,000,000,000 shares authorized 332,699,500 shares issued and outstanding as of July 31, 2024 and 2023 respectively	$33,270	$33,270
Additional paid-in capital	3,245,230	3,245,230
Accumulated other comprehensive loss	(14,009)	(5,917)
Accumulated deficit	(2,587,431)	(2,149,650)
Total stockholders’ equity	677,060	1,122,933

TOTAL LIABILITIES AND STOCKHOLDERS’ FUND	921,631	1,250,699

See accompanying notes to consolidated financial statements.

PHOENIX PLUS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	July 31, 2024 (Audited)	July 31, 2023 (Audited)

Revenue	$1,232,326	$99,833

Cost of revenue	(1,284,930)	(84,322)

Gross (loss) / profit	(52,604)	15,511

Other income	3,692	101

Operating expenses:
General and administrative expenses	(379,088)	(370,832)
Finance cost	(4,830)	(625)
Other operating expenses	(4,951)	(33,392)

Loss before income tax	(437,781)	(389,237)

Income tax expense	-	-

Net loss for the year	$(437,781)	$(389,237)

Other comprehensive loss:
- Foreign currency translation loss	(8,092)	(3,772)

Comprehensive loss	$(445,873)	$(393,009)

Net loss per share - Basic and diluted	(0.0013)	(0.0012)

Weighted average number of common shares outstanding - Basic and diluted	332,699,500	332,699,500

See accompanying notes to consolidated financial statements.

PHOENIX PLUS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of August 1, 2022	332,699,500	33,270	3,245,230	(2,145)	$(1,760,413)	$1,515,942
Net loss for the year	-	-	-	-	(389,237)	(389,237)
Foreign currency translation adjustment	-	-	-	(3,772)	-	(3,772)
Balance as of July 31, 2023	332,699,500	$33,270	$3,245,230	$(5,917)	$(2,149,650)	$1,122,933

Net loss for the year	-	-	-	-	(437,781)	(437,781)
Foreign currency translation adjustment	-	-	-	(8,092)	-	(8,092)
Balance as of July 31, 2024	332,699,500	$33,270	$3,245,230	$(14,009)	$(2,587,431)	$677,060

See accompanying notes to consolidated financial statements

PHOENIX PLUS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Audited)

	Year ended July 31
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(437,781)	$(389,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses	24,827	-
Amortization of right-of-use assets	26,099	(61,036)
Depreciation	2,896	1,302
Changes in operating assets and liabilities:
Trade receivables	(23,703)	(11,220)
Retention sum receivable	(109,945)	-
Other receivables, prepayments and deposits	2,192	(630)
Contract assets	(250,711)	(18,723)
Deferred cost	(3,798)	440
Trade payable	77,264	4,202
Retention sum payable	67,697	-
Other payables and accrued liabilities	(2,361)	(4,116)
Operating lease liabilities	(25,795)	61,000
Net cash used in operating activities	(653,119)	(418,018)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of property, plant and equipment	$(13,967)	$(8,089)
Net cash used in investing activity	(13,967)	(8,089)

CASH FLOWS FROM FINANCING ACTIVITY:
Net cash provided by financing activity	-	-

Effect of exchange rate changes on cash and cash equivalents	$(6,602)	$(3,718)

Net decrease in cash and cash equivalents	(673,688)	(429,825)
Cash and cash equivalents, beginning of year	1,108,039	1,537,864
CASH AND CASH EQUIVALENTS, END OF YEAR	$434,351	$1,108,039
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

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

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended July 31, 2024, the Company suffered an accumulated deficit of $2,587,431, negative operating cash flows of $653,119 and net loss of $437,781 of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basis of presentation

The consolidated financial statements for Phoenix Plus Corp. and its subsidiaries for the year ended July 31, 2024 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Phoenix Plus Corp. and its wholly owned subsidiaries, Phoenix Plus Corp., Phoenix Plus International Limited and Phoenix Green Energy Sdn. Bhd.. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted July 31 as its fiscal year end.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated upon consolidation.

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

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

The Company applied judgements and assumptions that significantly affect the determination of the amount and timing of revenue recognized from contracts with customers for providing renewable energy turnkey solutions, including engineering, procurement, construction and commissioning (“EPCC”), solar PV installation services on our customers on engineering, equipment procurement and transportation, construction on solar plant. The Company measures the performance of service work done by comparing the actual costs incurred with the estimated total costs required to complete the services. Significant judgements are required to estimate the total contract costs to complete. In making these estimates, management relied on estimates and also on past experience of completed projects. A change in the estimates will directly affect the revenue to be recognized.

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

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Classification	Estimated useful life
Leasehold improvement	21 months
Computer hardware and software	5 years
Machinery	5 years
Motor vehicle	5 years
Tools and gauges	5 years

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

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

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

Translation of amounts from MYR into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended July 31,
	2024	2023

Year-end MYR: US$1 exchange rate	4.60	4.55
Year-average MYR: US$1 exchange rate	4.70	4.50
Year-end HK$: US$1 exchange rate	7.81	7.79
Year-average HK$: US$1 exchange rate	7.81	7.83

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

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

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

Leases

Prior to August 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective August 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those years. (See Note 14)

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024.

Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

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

As of July 31, 2024 and 2023, the Company has an issued and outstanding common share of 332,699,500 respectively.

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of July 31, 2024 and July 31, 2023 are summarized below:

	As of July 31, 2024 (Audited)	As of July 31, 2023 (Audited)
Leasehold improvement	$114,263	$114,263
Computer hardware and software	10,294	8,918
Machinery	377	-
Motor vehicle	11,304	-
Tools and gauges	3,123	2,213
Total	139,361	125,394
Accumulated depreciation	(118,450)	$(115,625)
Effect of translation exchange	(94)	(56)
Property, plant and equipment, net	$20,817	$9,715

These leasehold improvements include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. The leasehold improvement has completed on September 2019.

Depreciation expense for the year ended July 31, 2024 and July 31, 2023 was $2,896 and $1,302 respectively.

5. EQUITY METHOD INVESTMENT

	As of July 31, 2024 (audited)	As of July 31, 2023 (audited)
Investment, at cost	$232,040	$232,040
Equity method loss	(335)	(335)
Impairment loss on investment	(231,705)	(231,705)
	$-	$-

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

The Company also advertised the Winding Up Order in the newspaper NST and had it gazetted.

As of July 31, 2024, the Winding Up Petition was completed and closed at the stage of advertisement and gazettement of the Winding Up Order. Full process is not completed as of the date of reporting.

6. TRADE RECEIVABLES

Trade receivables consisted of the following at July 31, 2024 and July 31, 2023:

	As of July 31, 2024 (Audited)	As of July 31, 2023 (Audited)
Trade receivables	$127,651	$12,088
Less: Allowance for credit losses	(116,687)	-
Total trade receivables	$10,964	$12,088

7. CONTRACT ASSETS

Contract assets as of July 31, 2024 and July 31, 2023 are summarized below:

	As of July 31, 2024 (Audited)	As of July 31, 2023 (Audited)
Cost incurred	$1,321,934	$15,224
Attributable profit	(45,312)	3,499
	1,276,622	18,723
Progress billings	(1,007,188)	-
Total contract assets	$269,434	$18,723

8. OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at July 31, 2024 and July 31, 2023.

	As of July 31, 2024 (Audited)	As of July 31, 2023 (Audited)
Other receivable	$332	$-
Deposits	12,469	12,325
Prepayments	-	2,668
Total other receivables, prepayments and deposits	$12,801	$14,993

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9. DEFERRED COST

For service contracts where the performance obligation is not completed, deferred costs are recorded for any costs incurred in advance of the performance obligation.

10. TRADE PAYABLES

Trade payables consisted of the following at July 31, 2024 and July 31, 2023:

	As of July 31, 2024 (Audited)	As of July 31, 2023 (Audited)
Trade payables	$81,466	$4,202
Total trade payables	$81,466	$4,202

Lenggong Hydro Sdn. Bhd.

On February 20, 2024, a WRIT and Statement of Claim were sent to one of the Company’s subsidiary, Phoenix Green Energy Sdn. Bhd. (hereinafter referred as “PGESB”), from one of PGESB’s supplier, Lenggong Hydro Sdn. Bhd. (hereinafter referred as “LHSB”), demanding a claim of RM153,588.76. The claim is in relation to unpaid invoices for PGESB’s Helio L3 Solar Project which took place in Selangor, Malaysia. According to the WRIT, an online case management review was scheduled on March 19, 2024. Due to unexpected circumstances, the Writ and Statement of Claim only came to PGESB’s attention after March 19, 2024.

Upon receiving the WRIT, PGESB have appointed Messrs. Andrew, Jye & Co. as solicitor on this matter.

On April 12, 2024, Messrs. Andrew, Jye & Co submitted on behalf of PGESB a written response to the court, seeking to set aside the judgment and initiate another round of case management. Additionally, on April 25, 2024, the solicitor delivered on-behalf PGESB a letter on to LHSB’s solicitor, proposing a settlement of MYR90,000.00 (“Proposed Settlement”). As of June 12, PGESB are still awaiting response from LHSB.

In the event that LHSB reject the Proposed Settlement, both parties are required to serve Written Submission and Reply Submission by June 21, 2024 and July 5, 2024, respectively. A judgement are scheduled on July 24, 2024, which could be withdrawn with the acceptance of Proposed Settlement by LHSB prior to the date.

On August 27, 2024, LHSB’s solicitor, on behalf of LHSB, confirmed acceptance of the proposed settlement, with payment due on or before September 6, 2024. PGESB made full payment of the proposed settlement on September 4, 2024. On September 6, 2024, the court was issued the notice of discontinuance.

11. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at July 31, 2024 and July 31, 2023:

	As of July 31, 2024 (Audited)	As of July 31, 2023 (Audited)
Accrued audit fees	$16,859	$14,000
Other payable and accrued liabilities	17,527	22,747
Total other payables and accrued liabilities	$34,386	$36,747

12. REVENUE

For the years ended July 31, 2024 and July 31, 2023, the Company has revenue arise from the following:

	For the year ended July 31, 2024 (Audited)	For the year ended July 31, 2023 (Audited)
Installation service	$1,232,326	$99,833
Total revenue	$1,232,326	$99,833

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. INCOME TAXES

For the years ended July 31, 2024 and July 31, 2023, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Year ended July 31, 2024	Year ended July 31, 2023
Tax jurisdictions from:
Local	$(79,591)	(58,593)
Foreign, representing
- Labuan	$(9,803)	(31,427)
- Hong Kong	$(20,829)	(142,222)
- Malaysia	(327,558)	(156,995)
Loss before income tax	$(437,781)	(389,237)

The provision for income taxes consisted of the following:

	Year ended July 31, 2024		Year ended July 31, 2023
Current:
- Local		$-		$-
- Foreign		-		-
Deferred:	$		$
- Local		$-		$-
- Foreign		$-		$-

Income tax expense		$-		$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of July 31, 2024 the operations in the United States of America incurred $955,845 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $764,676 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, Phoenix Plus Corp.is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

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

As of July 1, 2021, the Company recognized approximately US$40,445, lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of July 1, 2021, with borrowing rate of 5.60 % adopted from CIMB Bank Berhad’s base lending rate as a reference for discount rate.

As of June 1, 2022, the Company recognized another approximately US$9,343, lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of June 1, 2022, with borrowing rate of 5.56 % adopted from CIMB Bank Berhad’s base lending rate as a reference for discount rate.

On June 3, 2023, Phoenix Plus International Limited and Phoenix Green Energy Sdn. Bhd. respectively entered into two-years lease with landlord for renting office space, from August 1, 2023 to July 31, 2025, with an option to renew after the end of the tenancy agreement. Phoenix Plus International Limited and Phoenix Green Energy Sdn. Bhd. respectively recognized lease liabilities of approximately US$25,967 and US$60,850, with a corresponding right-of-use asset in the same amount based on the present value of the future minimum rental payments of the lease, with borrowing rate of 6.85% adopted from CIMB Bank Berhad’s base lending rate as a reference for discount rate.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right and lease liability as follow:

	As of July 31, 2024	As of July 31, 2023
	(Audited)	(Audited)
Gross lease payable	$107,053	$107,053
Less: imputed interest	(9,359)	(9,359)
Initial recognition	$97,694	$97,694

As of July 31, 2024 and July 31, 2023, operating lease right of use asset as follow:

	As of July 31, 2024	As of July 31, 2023
	(Audited)	(Audited)
Initial recognition as of August 1, 2019	$26,772	$26,772
Additional portion from July 31, 2020 to June 30, 2021	2,719	2,719
Add: new lease addition from July 1, 2021 to June 30, 2023	40,445	40,445
Add: new lease addition from June 1, 2022 to May 31, 2023	9,343	9,343
Add: new lease addition from June 1, 2023 to July 31, 2023	1,534	1,534
Add: new lease addition from August 1, 2023 to July 31, 2026	86,817	86,817
Accumulated amortization	(105,299)	(79,244)
Foreign exchange translation loss	(3,134)	(1,569)
Balance end of the year	$59,197	$86,817

As of July 31, 2024 and July 31, 2023, operating lease liability as follow:

	As of July 31, 2024	As of July 31, 2023
	(Audited)	(Audited)
Initial recognition as of August 1, 2019	$26,772	$26,772
Add: additional portion (increase of leasing fee)	2,719	2,719
Add: new lease addition from July 1, 2021 to June 30, 2023	40,445	40,445
Add: new lease addition from June 1, 2022 to May 31, 2023	9,343	9,343
Add: new lease addition from June 1, 2023 to July 31, 2023	1,534	1,534
Add: new lease addition from August 1, 2023 to July 31, 2026	86,817	86,817
Less: gross repayment	(110,167)	(81,468)
Add: imputed interest	5,064	245
Foreign exchange translation gain	(1,505)	410
Balance as of July 31	61,022	86,817
Less: lease liability current portion	(29,469)	(29,211)
Lease liability non-current portion	$31,553	$57,606

For the year ended July 31, 2024 and July 31, 2023, the amortization of the operating lease right of use asset are $26,099 and $27,014 respectively.

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Maturities of operating lease obligation as follow:

Year ending
July 31, 2025 (12 months)	29,469
July 31, 2026 (12 months)	31,553
Total	$61,022

Other information:

	Year ended July 31,
	2024	2023
	(Audited)	(Audited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$25,795	$61,000
Right-of-use assets obtained in exchange for operating lease liabilities	-	86,817
Remaining lease term for operating lease (years)
Lease 1	-	-
Lease 2	-	-
Lease 3	2.25	3
Weighted average discount rate for operating lease
Lease 1	5.60%	5.60%
Lease 2	5.56%	5.56%
Lease 3	6.85%	6.85%

Lease expenses were $4,830 and $625 for the year ended July 31, 2024 and July 31, 2023 respectively. The Company adopted ASC 842 on and after August 1, 2019.

15. CONCENTRATION OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the year ended July 31, 2024 and 2023, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at year-end are presented as follows:

	For the year ended July 31
	2024	2023	2024	2023	2024	2023
	Revenue		Percentage of Revenue		Trade Receivable

Customer A	$631,931	$72,235	51%	72%	$628	$12,088
Customer B	581,406	-	47%	-%	$7,183	$-
	$1,213,337	$72,235	98%	72%	$7,811	$12,088

(b)	Major vendors

For the year ended July 31, 2024 and 2023, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at year-end are presented as follows:

	For the year ended July 31
	2024	2023	2024	2023	2024	2023
	Cost of Revenue		Percentage of Cost of Revenue		Trade Payable
Vendor A	$132,442	$14,721	11%	17%	$21,741	264
Vendor B	-	12,599	-%	15%	-	-
Vendor C	130,177	-	11%	-%	-	-
	$262,619	$27,320	22%	32%	$21,741	$264

PHOENIX PLUS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the year ended July 31, 2024
	United States	Malaysia	Hong Kong	Total

Revenue	$-	$1,232,326	$-	$1,232,326
Cost of revenue	-	(1,284,930)	-	(1,284,930)
Net loss	(79,591)	(337,361)	(20,829)	(437,781)

Total assets	$-	$876,508	$45,123	$921,631

	For the year ended July 31, 2023
	United States	Malaysia	Hong Kong	Total

Revenue	$-	$99,833	$-	$99,833
Cost of revenue	-	(84,322)	-	(84,322)
Net loss	(58,593)	(188,422)	(142,222)	(389,237)

Total assets	$-	$1,183,671	$67,028	$1,250,699

17. GOING CONCERN

As of July 31, 2024, the Company has an accumulated deficit of $2,587,431, net cash used in operating activities of $653,119 and a net loss of $437,781 for the year ended July 31, 2024. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is taking various steps to provide the Company with the opportunity to continue as a going concern.

18. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2024 up through the date the Company issued the audited consolidated financial statements.

On August 21, 2024, the Company closed the transactions contemplated by a stock issuance agreement (the “Stock Issuance Agreement”) between Radiance Holdings Corp, a Nevada incorporated entity (the “Purchaser”), and Six (6) shareholders (the “Sellers”) of the Company. Pursuant to the stock issuance agreement, the Purchaser issued 276,313,100 shares of the common stock of the Purchaser, par value $0.0001, to the Sellers. In exchange, the Sellers transferred 276,313,100 common stocks of the Company (the “Shares”) at $0.0001 per share, representing a total consideration of US$27,631.31.

The Shares represent approximately 83.05% of the Company’s issued and outstanding common stock as of the Closing. Upon Closing, the Purchaser became a controlling shareholder of the Company.

The Sellers who entered into the Stock Issuance Agreement with the Purchaser:

Name	Number of Shares	Percentage of Registrant
Lee Chong Chow*	108,313,100	32.56%
Terence Tulus	108,000,000	32.46%
H&D Holdings Sdn Bhd**	22,500,000	6.76%
How Kok Choong	15,000,000	4.51%
Agape ATP Corporation	15,000,000	4.51%
Ryu Junsei	7,500,000	2.25%

*	Mr. Lee Chong Chow is the chief executive officer and director of the Company.

**	Mr. Lee Chong Chow is a 50% shareholder and a director of H&D Holdings Sdn Bhd.

The Purchaser acquired the Shares and now owns the following percentage of the outstanding common stock of the Company:

Name	Number of Shares	Percentage of Registrant
Radiance Holdings Corp	276,313,100	83.05%

The Purchaser used its common stock to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares.

