Form 10-Q
period 2024-10-31
Phoenix Plus Corp.
filed 2024-12-12
CIK 1785493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 31, 2024

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2024
Common Stock, $.0001 par value	332,699,500

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2024 AND JULY 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	October 31, 2024 (Unaudited)	July 31, 2024 (Audited)

ASSETS
Current assets
Cash at banks	$337,394	$434,351
Trade receivables, net of allowance for credit loss of $26,641 and $25,366 as of October 31, 2024 and July 31, 2024, respectively	105,680	10,964
Retention sum receivables	123,393	109,945
Other receivables, prepayments and deposits	15,267	12,801
Contract assets	121,241	269,434
Deferred cost	2,313	4,122
	705,288	841,617
Non-current assets
Property, plant and equipment, net	21,785	20,817
Lease right-of-use asset	54,859	59,197
Equity method investment	-	-
	76,644	80,014

TOTAL ASSETS	781,932	921,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-current liability
Lease liabilities, non-current	$25,059	$31,553
	25,059	31,553

Current liabilities
Trade payables	$60,972	$81,466
Retention sum payables	71,097	67,697
Other payables and accrued liabilities	23,371	34,386
Lease liabilities, current	31,477	29,469
Income tax payables	702	-
Total current liabilities	187,619	213,018

Total liabilities	212,678	244,571

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized 332,699,500 shares issued and outstanding as of October 31, 2024 and July 31, 2024 respectively	$33,270	$33,270
Additional paid-in capital	3,245,230	3,245,230
Accumulated other comprehensive loss	(25,615)	(14,009)
Accumulated deficit	(2,683,631)	(2,587,431)
Total stockholders’ equity	569,254	677,060

TOTAL LIABILITIES AND STOCKHOLDERS’ FUND	781,932	921,631

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSSES

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024 and 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended October 31, 2024 (Unaudited)	Three months ended October 31, 2023 (Unaudited)
Revenue	$30,707	$444,071

Cost of revenue	(46,299)	(378,310)

Gross profit	(15,592)	65,761

Other income	35,652	10

Operating expenses:	-	-
General and administrative expenses	(113,781)	(97,982)
Finance cost	(1,051)	(1,358)
Other operating expenses	(726)	(10,251

Loss before income tax	(95,498)	(43,820)

Income tax expense	(702)	-

Net loss for the year	(96,200)	(43,820)

Other comprehensive loss:
- Foreign currency translation loss	(11,606)	(3,839)

Comprehensive loss	$(107,806)	$(47,659)

Net loss per share - Basic and diluted	(0.0003)	(0.0001)

Weighted average number of common shares outstanding - Basic and diluted	332,699,500	332,699,500

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024 and 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three Months Ended October 31, 2024

(Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2024	332,699,500	$33,270	$3,245,230	$(14,009)	$(2,587,431)	$677,060
Net loss for the period	-	-	-	-	(96,200)	(96,200)
Foreign currency translation adjustment	-	-	-	(11,606)	-	(11,606)
Balance as of October 31, 2024	332,699,500	33,270	3,245,230	(25,615)	(2,683,631)	569,254

Three Months Ended October 31, 2023

(Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2023	332,699,500	$33,270	$3,245,230	$(5,917)	$(2,149,650)	$1,122,933
Net loss for the period	-	-	-	-	(43,820)	(43,820)
Foreign currency translation adjustment	-	-	-	(3,839)	-	(3,839)
Balance as of October 31, 2023	332,699,500	33,270	3,245,230	(9,756)	(2,193,470)	1,075,274

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024 and 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended October 31
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before income tax	$(95,498)	$(43,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity method investment loss	-	-
Depreciation and amortization of right-of-use asset	1,386	543
Operating lease expenses	7,358	7,522
Changes in operating assets and liabilities:
Trade receivables	(94,716)	(72,319)
Contract assets	148,193	(171,924
Other receivables, prepayments and deposits	(2,466)	(40,593)
Deferred cost	1,809	(50,333)
Retention sum receivables	(13,448)	(37,178
Trade payables	(20,494)	82,182
Other payables and accrued liabilities	(11,015)	(460)
Deferred revenue		-
Retention sum payables	3,400	51,914
Operating lease liabilities	(5,363)	(9,710)
Net cash used in operating activities	(80,854)	(284,176)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of property, plant and equipment	(1,417)	(1,620)
Net cash used in investing activity	(1,417)	(1,620)

CASH FLOWS FROM FINANCING ACTIVITY:
Net cash provided by financing activity	-	-

Effect of exchange rate changes on cash and cash equivalents	$(14,686)	(872)

Net decrease in cash and cash equivalents	(96,957)	(286,668)
Cash and cash equivalents, beginning of year	434,351	1,108,039
CASH AND CASH EQUIVALENTS, END OF PERIOD	$337,394	821,371
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed financial statements for Phoenix Plus Corporation for the period ended October 31, 2024 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statement, instructions to Form 10-Q and Regulations S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended July 31, 2024. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended October 31, 2024 and 2023 presented are not necessarily indicative of the results to be expected for the full year. The Company has adopted July 31 as its fiscal year end.

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

The Company applied judgements and assumptions that significantly affect the determination of the amount and timing of revenue recognized from contracts with customers for green energy solutions engineering projects, ship and offshore maintenance, repair and operation services. The Company measures the performance of service work done by comparing the actual costs incurred with the estimated total costs required to complete the services. Significant judgements are required to estimate the total contract costs to complete. In making these estimates, management relied on estimates and also on past experience of completed projects. A change in the estimates will directly affect the revenue to be recognized.

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

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Classification	Estimated useful life
Leasehold improvement	21 months
Computer hardware and software	5 years
Machinery	5 years
Motor vehicle	5 years
Tools and gauges	5 years
Signage	5 years

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the Consolidated Statements of Operations and Comprehensive Loss.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended October 31, 2024, the Company suffered an accumulated deficit of $2,683,631, negative operating cash flow of $80,854 and net loss of $96,200. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024

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

Translation of amounts from MYR into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended October 31, 2024	As of and for the period ended October 31, 2023

Period-end RM : US$1 exchange rate	4.38	4.76
Period-average RM : US$1 exchange rate	4.33	4.70
Period-end HK$: US$1 exchange rate	7.77	7.82
Period-average HK$ : US$1 exchange rate	7.79	7.82

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. COMMON STOCK

As of October 31, 2024, the Company has an issued and outstanding common share of 332,699,500.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of October 31, 2024 and July 31, 2024 are summarized below:

	As of October 31, 2024	As of July 31, 2024
	(Unaudited)	(Audited)
Leasehold improvement	$114,263	$114,263
Computer hardware and software	10,389	10,294
Machinery	377	377
Motor vehicle	11,304	11,304
Tools and gauges	3,389	3,123
Signage	1,056	-
Total	140,778	139,361
Accumulated depreciation	(119,824)	$(118,450)
Effect of translation exchange	831	(94)
Property, plant and equipment, net	$21,785	$20,817

These leasehold improvements include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. The leasehold improvement has completed on September 2019.

Depreciation expense for the period ended October 31, 2024 and October 31, 2023 was $1,386 and $543 respectively.

5. EQUITY METHOD INVESTMENT

	As of October 31, 2024	As of July 31, 2024
	(Unaudited)	(Audited)
Investment, at cost	$232,040	$232,040
Less: Equity method loss	(335)	(335)
Less: Impairment loss on investment	-	(231,705)
Less: Write off on investment	(231,705)	-
	$-	$-

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

As of October 31, 2024, the Winding Up Petition was completed and closed at the stage of advertisement and gazettement of the Winding Up Order.

6. TRADE RECEIVABLES

Trade receivables consisted of the following at October 31, 2024 and July 31, 2024:

	As of October 31, 2024	As of July 31, 2024
	(Unaudited)	(Audited)
Trade receivables	$132,321	$36,330
Less: Allowance for credit losses	(26,641)	(25,366)
Total trade receivables	$105,680	$10,964

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

7. CONTRACT ASSETS

Contract assets as of October 31, 2024 and July 31, 2024 are summarized below:

	As of October 31, 2024 (Unaudited)	As of July 31, 2024 (Audited)
Cost incurred	$1,420,415	$1,321,934
Attributable loss	(66,164)	(45,312)
	1,354,251	1,276,622
Progress billings	(1,233,010)	(1,007,188)
Total contract assets	$121,241	$269,434

8. OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at October 31, 2024 and July 31, 2024:

	As of October 31, 2024	As of July 31, 2024
	(Unaudited)	(Audited)
Other receivables	$-	$332
Deposits	13,008	12,469
Prepayments	2,259	-
Total other receivables, prepayments and deposits	$15,267	$12,801

9. DEFERRED COST

For service contracts where the performance obligation is not completed, deferred costs are recorded for any costs incurred in advance of the performance obligation.

10. TRADE PAYABLES

Trade payables consisted of the following at October 31, 2024 and July 31, 2024:

	As of October 31, 2024	As of July 31, 2024
	(Unaudited)	(Audited)
Trade payables	$60,972	$81,466
Total trade payables	$60,972	$81,466

11. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at October 31, 2024 and July 31, 2024:

	As of October 31, 2024	As of July 31, 2024
	(Unaudited)	(Audited)
Accrued audit fees	$2,000	$16,859
Other payables and accrued liabilities	$21,371	$17,527
Total other payables and accrued liabilities	$23,371	$34,386

12. REVENUE

For the period ended October 31, 2024 and 2023, the Company has revenue arise from the following:

	Three months period ended October 31, 2024	Three months period ended October 31, 2023
	(Unaudited)	(Unaudited)
Installation service	30,707	444,071
Total revenue	$30,707	$444,071

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

13. INCOME TAXES

For the period ended October 31, 2024 and 2023, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Three months ended October 31, 2024	Three months ended October 31, 2023
	(Unaudited)	(Unaudited)

Tax jurisdictions from:
Local	$(45,912)	$(17,935)
Foreign, representing
- Labuan	23,383	(9,549)
- Hong Kong	$(5,940)	$(8,041)
- Malaysia	(67,029)	(8,295)
Loss before income tax	$(95,498)	$(43,820)

The provision for income taxes consisted of the following:

	For the period ended October 31, 2024	For the period ended October 31, 2023
Current:
- Local	-	-
- Foreign	$(702)	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$(702)	$-

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

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of October 31, 2024 the operations in the United States of America incurred $1,013,661 of cumulative net operating losses which can be carried forward to offset a maximum of 80% future taxable income. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $810,929 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024

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

The initial recognition of operating lease right and lease liability as follow:

	As of October 31, 2024 (Unaudited)	As of July 31, 2024 (Audited)
Gross lease payable	$107,053	$107,053
Less: imputed interest	(9,359)	(9,359)
Recognition	$97,694	$97,694

As of October 31, 2024 and July 31, 2024, operating lease right of use asset as follow:

	As of October 31, 2024 (Unaudited)	As of July 31, 2024 (Audited)
Initial recognition as of August 1, 2019	$26,772	$26,772
Additional portion from July 31, 2020 to June 30, 2021	2,719	2,719
Add: new lease addition from July 1, 2021 to June 30, 2023	40,445	40,445
Add: new lease addition from June 1, 2022 to May 31, 2023	9,343	9,343
Add: new lease addition from June 1, 2023 to July 31, 2023	1,534	1,534
Add: new lease addition from August 1, 2023 to July 31, 2026	86,817	86,817
Accumulated amortization	(112,657)	(105,299)
Foreign exchange translation loss	(114)	(3,134)
Balance	$54,859	$59,197

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

As of October 31, 2024 and July 31, 2024, operating lease liability as follow:

	As of October 31, 2024 (Unaudited)	As of July 31, 2024 (Audited)
Initial recognition as of August 1, 2019	$26,772	$26,772
Add: additional portion (increase of leasing fee)	2,719	2,719
Add: new lease addition from July 1, 2021 to June 30, 2023	40,445	40,445
Add: new lease addition from June 1, 2022 to May 31, 2023	9,343	9,343
Add: new lease addition from June 1, 2023 to July 31, 2023	1,534	1,534
Add: new lease addition from August 1, 2023 to July 31, 2026	86,817	86,817
Less: gross repayment	(121,417)	(110,167)
Add: imputed interest	6,387	5,064
Foreign exchange translation gain	3,936	(1,505)
Balance	56,536	61,022
Less: lease liability current portion	(31,477)	(29,469)
Lease liability non-current portion	$25,059	$31,553

For the period ended October 31, 2024 and 2023,  the amortization of the operating lease right of use asset are $7,033 and $6,349 respectively.

Maturities of operating lease obligation as follow:

Year ending
July 31, 2025 (9 months)	$31,477
July 31, 2026 (12 months)	25,059
Total	$56,536

Other information:

	Period ended October 31
	2024	2023
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$8,500	$9,710
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)
Lease 1	-	0.7
Lease 2	-	0.6
Lease 3	2.0	2.8
Weighted average discount rate for operating lease
Lease 1	-	5.6%
Lease 2	-	5.56%
Lease 3	6.85%	6.85%

Lease expenses were $1,034 for the period ended October 31, 2024 and $1,358 for the period ended October 31, 2023. The Company adopt ASC 842 on and after August 1, 2019.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

15. CONCENTRATION OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the period ended October 31, 2024 and 2023, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at year-end are presented as follows:

	For the period ended October 31
	2024	2023	2024	2023	2024	2023
	Revenue		Percentage of Revenue		Trade Receivable
Customer A	$7,967	$282,142	25%	64%	$83,564	$63,766
Customer B	8,190	161,929	26%	36%	18,417	20,641
Customer C	6,080	-	19%	-%	3,699	-
Customer D	6,072	-	20%	-%	-	-
Customer E	3,173	-	10%	-%	-	-
	$31,482	$444,071	100%	100%	$105,680	$84,407

(b)	Major vendors

For the period ended October 31, 2024 and 2023, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at year-end are presented as follows:

	For the period ended October 31
	2024	2023	2024	2023	2024	2023
	Cost of Revenue		Percentage of Cost of Revenue		Trade Payable
Vendor A	$-	$181,559	-%	48%	-	27,687
Vendor B	7,943	-	45%	-%	7,852	-
Vendor C	-	58,755	-%	16%	-	30,951
Vendor D	5,297	-	30%	-%	-	-
Vendor E	4,406	-	25%	-%	-	-
	$17,646	$240,314	38%	64%	$7,852	$58,638

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the period ended October 31, 2024
	United States	Malaysia	Hong Kong	Total

Revenue	$-	$30,707	$-	$30,707
Cost of revenue	-	(46,299)	-	(46,299)
Net loss	(45,912)	(44,348)	(5,940)	(96,200)

Total assets	$-	$738,818	$43,114	$781,932

	For the period ended October 31, 2023
	United States	Malaysia	Hong Kong	Total

Revenue	$-	$444,071	$-	$444,071
Cost of revenue	-	(378,310)	-	(378,310)
Net loss	(17,935)	(17,844)	(8,041)	(43,820)

Total assets	$-	$1,275,913	$51,053	$1,326,966

17. RELATED PARTY TRANSACTIONS

Material Transactions with Related Party

Name of Related Party	Relationship to Us

Radiance Holding Corp	Radiance Holding Corp is the 83.05% corporate shareholder of the Company, also an entity controlled by our Chief Executive Officer

We carried out the following significant transactions with the related party for the period ended October 31, 2024:

	As of October 31, 2024 (Unaudited)	As of July 31, 2024 (Audited)
Transactions with related party
Radiance Holding Corp
Management fee	$40,000	$-

The related party transactions mainly derived from the management fees associated with accounting and administrative work provided by related party.
F-16

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K, dated October 31, 2024, for the year ended July 31, 2024 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

On August 21 ,2024, Phoenix Plus Corp. (the “Company”) closed the transactions contemplated by a stock issuance agreement (the “Stock Issuance Agreement”) between Radiance Holdings Corp, a Nevada incorporated entity (the “Purchaser”), and SIX (6) shareholders (the “Sellers”) of the Company. Pursuant to the stock issuance agreement, the Purchaser issued 276,313,100 shares of the common stock of the Purchaser, par value $0.0001, to the Sellers. In exchange, the Sellers transferred 276,313,100 common stock of the Company (the “Shares”) at $0.0001 per share, representing a total consideration of US$27,631.31.

The Shares represent approximately 83.05% of the Company’s issued and outstanding common stock as of the Closing. Upon Closing, the Purchaser became a controlling shareholder of the Company.

Results of Operation

For the three months ended October 31, 2024 and 2023

Revenues

For the three months ended October 31, 2024 and 2023, the Company has generated revenue of $30,707 and $444,071 respectively. The revenue represented income from solar PV system installation services, consultancy services provided to our customers on engineering, equipment procurement and transportation, construction on solar plant.

Cost of Revenue and Gross Margin

For the three months ended October 31, 2024 and 2023, cost incurred in providing consultancy services and installation services are $46,299 and $378,310 respectively. The Company generated gross (loss)/ profit of $(15,592) and $65,761 for the three months ended October 31, 2024 and 2023 respectively. The decline in profitability is attributed to project delays, higher labor costs, and additional expenses incurred for replacing damaged items.

General and administrative expenses

For the three months ended October 31, 2024 and 2023, we had incurred general and administrative expenses in the amount of $113,781 and $97,982. These expenses are comprised of salary, consultancy fees for listing advisory, professional fee, compliance fee, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $35,652 and $10 as other income for the three months ended October 31, 2024 and 2023. This income is derived from foreign exchange and interest income.

Net Loss

Our net loss for three months ended October 31, 2024 and 2023 were $96,200 and $43,820. The net loss mainly derived from the general and administrative expenses incurred, and the decrease in net loss for the three months ended October 31, 2024 is mainly driven by increased cost generated by the Company.

Liquidity and Capital Resources

As of October 31, 2024 and 2023, we had cash and cash equivalents of $337,394  and $821,371. We expect increased levels of operations going forward will result in more significant cash flow and in turn working capital.

Cash Used In Operating Activities

For the three months ended October 31, 2024 and 2023, net cash used in operating activities was $80,854 and $284,176 respectively. The increase in cash used in operating activities was mainly for payment of general and administrative expenses, and selling and marketing expenses.

Cash Provided By Financing Activities

For the three months ended October 31, 2024 and 2023, net cash provided by financing activities was $0 and $0. The financing cash flow performance primarily reflects sale of common stock and collection of subscription receivables.

Cash Used In Investing Activities

For the three months ended October 31, 2024 and 2023, the net cash used in investing activities was $1,417 and $1,620. The investing cash flow performance primarily reflects the purchase of property, plant and equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of October 31, 2024.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Investment Officer. Based upon that evaluation, our Chief Executive Officer and Chief Investment Officer concluded that, as of October 31, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: December 12, 2024
	By:	/s/ LEE CHONG CHOW
	Title:	Chief Executive Officer,
President, Director, Secretary and Treasurer

