Form 10-Q
period 2025-01-31
Phoenix Plus Corp.
filed 2025-03-10
CIK 1785493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended January 31, 2025

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2025
Common Stock, $.0001 par value	332,699,500

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2025 (UNAUDITED)AND JULY 31, 2024 (AUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	January 31, 2025 (Unaudited)	July 31, 2024 (Audited)

ASSETS
Current assets
Cash at banks	$277,841	$434,351
Trade receivables, net of allowance for credit loss of $26,163 and $25,366 as of January 31, 2025 and July 31, 2024, respectively	53,567	10,964
Retention sum receivables	75,474	109,945
Other receivables, prepayments and deposits	32,627	12,801
Contract assets	143,731	269,434
Deferred cost	2,281	4,122
	585,521	841,617
Non-current assets
Plant and equipment, net	20,076	20,817
Lease right-of-use asset	46,592	59,197
Equity method investment	-	-
	66,668	80,014

TOTAL ASSETS	652,189	921,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-current liability
Lease liabilities, non-current	$16,551	$31,553
	16,551	31,553

Current liabilities
Trade payables	$57,204	$81,466
Retention sum payables	68,435	67,697
Other payables and accrued liabilities (Included $20,000 due to a related party)	40,237	34,386
Lease liabilities, current	31,453	29,469
Income tax payables	440	-
Total current liabilities	197,769	213,018

Total liabilities	214,320	244,571

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized 332,699,500 shares issued and outstanding as of January 31, 2025 and July 31, 2024 respectively	$33,270	$33,270
Additional paid-in capital	3,245,230	3,245,230
Accumulated other comprehensive loss	(21,521)	(14,009)
Accumulated deficit	(2,819,110)	(2,587,431)
Total stockholders’ equity	437,869	677,060

TOTAL LIABILITIES AND STOCKHOLDERS’ FUND	652,189	921,631

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSSES

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2025 and 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended January 31		Six Months Ended January 31
	2025	2024	2025	2024

Revenue	$61,923	$488,287	$92,630	$932,358

Cost of revenue	$(44,384)	$(502,181)	$(90,683)	$(880,491)

Gross profit/(loss)	$17,539	$(13,894)	$1,947	$51,867

Other income	$(15,266)	$3,739	$20,386	$18

Operating expenses:
General and administrative expenses	$(77,145)	$(101,504)	$(150,926)	$(199,486)
General and administrative expenses – related party	(60,000)	-	(100,000)	-
Finance cost	$(841)	$(1,268)	$(1,892)	$(2,626)
Other operating expenses	$(28)	$-	$(754)	$(6,520)

Loss before income tax	$(135,741)	$(112,927)	$(231,239)	$(156,747)

Income tax income/(expense)	$262	$-	$(440)	$-

Net loss for the period	$(135,479)	$(112,927)	$(231,679)	$(156,747)

Other comprehensive income/(loss):
- Foreign exchange adjustment gain/(loss)	$4,094	$1,459	$(7,512)	$(2,380)

Comprehensive loss	$(131,385)	$(111,468)	$(239,191)	$(159,127)

Net loss per share, basic and diluted:	$(0.0004)	$(0.0003)	$(0.0007)	$(0.0005)

Weighted average number of common shares outstanding – Basic and diluted	332,699,500	332,699,500	332,699,500	332,699,500

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JANUARY 31, 2025 and 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Six Months Ended January 31, 2025 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2024	332,699,500	$33,270	$3,245,230	$(14,009)	$(2,587,431)	$677,060
Net loss for the period	-	-	-	-	(96,200)	(96,200)
Foreign currency translation adjustment	-	-	-	(11,606)	-	(11,606)
Balance as of October 31, 2024	332,699,500	33,270	3,245,230	(25,615)	(2,683,631)	569,254
Net loss for the period	-	-	-	-	(135,479)	(135,479)
Foreign currency translation adjustment	-	-	-	4,094	-	4,094
Balance as of January 31, 2025	332,699,500	$33,270	$3,245,230	$(21,521)	$(2,819,110)	$437,869

Six Months Ended January 31, 2024 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2023	332,699,500	$33,270	$3,245,230	$(5,917)	$(2,149,650)	$1,122,933
Net loss for the period	-	-	-	-	(43,820)	(43,820)
Foreign currency translation adjustment	-	-	-	(3,839)	-	(3,839)
Balance as of October 31, 2023	332,699,500	33,270	3,245,230	(9,756)	(2,193,470)	1,075,274

Net profit for the period	-	-	-	-	(112,927)	(112,927)

Foreign currency translation adjustment	-	-	-	1,459	-	1,459
Balance as of January 31, 2024	332,699,500	$33,270	$3,245,230	$(8,297)	$(2,306,397)	$963,806

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2025 and 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended January 31
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(231,239)	$(156,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity method investment loss		-
Depreciation and amortization of right-of-use asset	2,710	1,222
Operating lease liabilities	14,527	12,853
Changes in operating assets and liabilities:
Trade receivables	(42,603)	(332,388)
Contract assets	125,703	-
Other receivables, prepayment and deposits	(19,826)	(33,500)
Contract liabilities	-	24,477
Deferred cost	1,841	(28,557)
Retention sum receivables	34,471	(106,923)
Trade payables	(24,262)	223,769
Other payables, accrued liabilities and deposit received	5,851	(21,826)
Retention sum payables	738	65,837
Operating lease liabilities	(13,018)	(15,188)
Net cash used in operating activities	(145,107)	(366,971)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of plant and equipment	(1,395)	(1,647)
Net cash used in investing activity	(1,395)	(1,647)

CASH FLOWS FROM FINANCING ACTIVITY:
Net cash provided by financing activity	-	-

Effect of exchange rate changes on cash and cash equivalents	$(10,008)	1,101

Net decrease in cash and cash equivalents	(156,510)	(367,517)
Cash and cash equivalents, beginning of period	434,351	1,108,039
CASH AND CASH EQUIVALENTS, END OF PERIOD	$277,841	740,522
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2025

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed financial statements for Phoenix Plus Corporation for the period ended January 31, 2025 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statement, instructions to Form 10-Q and Regulations S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended July 31, 2024. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended January 31, 2025 and 2024 presented are not necessarily indicative of the results to be expected for the full year. The Company has adopted July 31 as its fiscal year end.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated upon consolidation.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2025

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2025

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended January 31, 2025, the Company suffered an accumulated deficit of $2,819,110, negative operating cash flow of $145,107 and net loss of $231,679. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2025

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

Translation of amounts from MYR into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended January 31, 2025	As of and for the period ended January 31, 2024

Period-end RM : US$1 exchange rate	4.46	4.73
Period-average RM : US$1 exchange rate	4.45	4.68
Period-end HK$: US$1 exchange rate	7.78	7.82
Period-average HK$ : US$1 exchange rate	7.78	7.81

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2025

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. COMMON STOCK

As of January 31, 2025, the Company has an issued and outstanding common share of 332,699,500.

4. PLANT AND EQUIPMENT

Plant and equipment as of January 31, 2025 and July 31, 2024 are summarized below:

	As of January 31, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Leasehold improvement	$114,263	$114,263
Computer hardware and software	10,387	10,294
Machinery	377	377
Motor vehicle	11,304	11,304
Tools and gauges	3,384	3,123
Signage	1,037	-
Total	140,752	139,361
Accumulated depreciation	(121,160)	$(118,450)
Effect of translation exchange	484	(94)
Plant and equipment, net	$20,076	$20,817

These leasehold improvements include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. The leasehold improvement has completed on September 2019.

Depreciation expense for the period ended January 31, 2025 and January 31, 2024 was $2,710 and $1,222 respectively.

5. EQUITY METHOD INVESTMENT

	As of January 31, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Investment, at cost	$232,040	$232,040
Less: Equity method loss	(335)	(335)
Less: Impairment loss on investment	-	(231,705)
Less: Write off on investment	(231,705)	-
	$-	$-

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

6. TRADE RECEIVABLES

Trade receivables consisted of the following at January 31, 2025 and July 31, 2024:

	As of January 31, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Trade receivables	$79,730	$36,330
Less: Allowance for credit losses	(26,163)	(25,366)
Total trade receivables	$53,567	$10,964

7. CONTRACT ASSETS/(LIABILITIES)

Contract assets as of January 31, 2025 and July 31, 2024 are summarized below:

	As of January 31, 2025 (Unaudited)	As of July 31, 2024 (Audited)
Cost incurred	$623,870	$1,321,934
Attributable profit	94,662	(45,312)
	718,533	1,276,622
Progress billings	(574,802)	(1,007,188)
Total contract assets	$143,731	$269,434

8. OTHER RECEIVABLES, PREPAYMENT AND DEPOSITS

Other receivables, prepayment and deposits consisted of the following at January 31, 2025 and July 31, 2024:

	As of January 31, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Other receivables	$-	$332
Deposits	12,877	12,469
Prepayment	19,750	-
Total other receivables, prepayment and deposits	$32,627	$12,801

9. DEFERRED COST

For service contracts where the performance obligation is not completed, deferred costs are recorded for any costs incurred in advance of the performance obligation.

10. TRADE PAYABLES

Trade payables consisted of the following at January 31, 2025 and July 31, 2024:

	As of January 31, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Trade payables	$57,204	$81,466
Total trade payables	$57,204	$81,466

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. OTHER PAYABLES, ACCRUED LIABILITIES AND DEPOSITS RECEIVED

Other payables, accrued liabilities and deposits received consisted of the following at January 31, 2025 and July 31, 2024:

	As of January 31, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Accrued audit fees	$3,000	$16,859
Other payables, accrued liabilities and deposits received	37,237	17,527
Total other payables, accrued liabilities and deposits received	$40,237	$34,386

Included in other payables is related party balance amounting to $20,000 (July 31, 2024: Nil).

12. REVENUE

For the period ended January 31, 2025 and 2024, the Company has revenue arise from the following:

	Six months period ended January 31, 2025	Six months period ended January 31, 2024
	(Unaudited)	(Unaudited)
Installation service provided	$92,630	$932,358
Total revenue	$92,630	$932,358

13. INCOME TAXES

For the period ended January 31, 2025 and 2024, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Six months period ended January 31, 2025	Six months period ended January 31, 2024
	(Unaudited)	(Unaudited)

Tax jurisdictions from:
Local	$(137,220)	$(38,083)
Foreign, representing
- Labuan	14,661	(9,129)
- Hong Kong	(11,550)	(12,964)
- Malaysia	(97,130)	(96,571)
Loss before income tax	$(231,239)	$(156,747)

The provision for income taxes consisted of the following:

	For the period ended January 31, 2025	For the period ended January 31, 2024
Current:
- Local	-	-
- Foreign	440	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$440	$-

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2025

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

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of January 31, 2025 the operations in the United States of America incurred $1,094,529 of cumulative net operating losses which can be carried forward to offset a maximum of 80% future taxable income. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $875,623 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2025

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

The initial recognition of operating lease right and lease liability as follow:

	As of January 31, 2025 (Unaudited)	As of July 31, 2024 (Audited)
Gross lease payable	$107,053	$107,053
Less: imputed interest	(9,359)	(9,359)
Recognition	$97,694	$97,694

As of January 31, 2025 and July 31, 2024, operating lease right of use asset as follow:

	As of January 31, 2025 (Unaudited)	As of July 31, 2024 (Audited)
Initial recognition as of August 1, 2019	$26,772	$26,772
Additional portion from July 31, 2020 to June 30, 2021	2,719	2,719
Add: new lease addition from July 1, 2021 to June 30, 2023	40,445	40,445
Add: new lease addition from June 1, 2022 to May 31, 2023	9,343	9,343
Add: new lease addition from June 1, 2023 to July 31, 2023	1,534	1,534
Add: new lease addition from August 1, 2023 to July 31, 2026	86,817	86,817
Accumulated amortization	(118,992)	(105,299)
Foreign exchange translation loss	(2,046)	(3,134)
Balance	$46,592	$59,197

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

As of January 31, 2025 and July 31, 2024, operating lease liability as follow:

	As of January 31, 2025 (Unaudited)	As of July 31, 2024 (Audited)
Initial recognition as of August 1, 2019	$26,772	$26,772
Add: additional portion (increase of leasing fee)	2,719	2,719
Add: new lease addition from July 1, 2021 to June 30, 2023	40,445	40,445
Add: new lease addition from June 1, 2022 to May 31, 2023	9,343	9,343
Add: new lease addition from June 1, 2023 to July 31, 2023	1,534	1,534
Add: new lease addition from August 1, 2023 to July 31, 2026	86,817	86,817
Less: gross repayment	(128,757)	(110,167)
Add: imputed interest	6,609	5,064
Foreign exchange translation gain	2,522	(1,505)
Balance	48,004	61,022
Less: lease liability current portion	(31,453)	(29,469)
Lease liability non-current portion	$16,551	$31,553

For the period ended January 31, 2025 and 2024, the amortization of the operating lease right of use asset are $14,527and $12,853 respectively.

Maturities of operating lease obligation as follow:

Year ending
July 31, 2025 (6 months)	$31,453
July 31, 2026 (12 months)	16,551
Total	$48,004

Other information:

	Period ended January 31
	2025	2024
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$14,527	$15,188
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)
Lease 1	-	-
Lease 2	-	-
Lease 3	1.75	2.5
Weighted average discount rate for operating lease
Lease 1	-	5.6%
Lease 2	-	5.56%
Lease 3	6.85%	6.85%

Lease expenses were $862 for the period ended January 31, 2025 and $2,626 for the period ended January 31, 2024. The Company adopt ASC 842 on and after August 1, 2019.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

15. CONCENTRATION OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended January 31, 2025 and 2024, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at year-end are presented as follows:

	Three months ended January 31
	2025	2024	2025	2024	2025	2024
	Revenue		Percentage of Revenue		Trade Receivable
Customer A	-	$244,985	-	50%	-	$250,173
Customer B	-	$240,408	-	49%	-	$94,303
Customer C	$35,827	-	58%	-	$4,521	-
Customer D	$7,146	-	11%	-	-	-
Customer E	$6,067	-	10%	-	$964	-
	$49,040	$485,393	79%	99%	$5,485	$344,476

For the six months ended January 31, 2024 and 2023, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at year-end are presented as follows:

	Six months ended January 31
	2025	2024	2025	2024	2025	2024
	Revenue		Percentage of Revenue		Trade Receivable
Customer A	-	$403,103	-	43%	-	$250,173
Customer B	-	$528,259	-	56%	-	$94,303
Customer C	$35,827	-	39%	-	$4,521	-
Customer D	$7,146	-	8%	-	-	-
Customer E	$6,067	-	7%	-	$964	-
Customer F	$8,585	-	9%	-	$45,705	-
Customer G	$8,252	-	8%	-	$-	-
	$65,877	$913,362	71%	99%	$51,190	$344,476

(b)	Major vendors

For the three months ended January 31, 2025 and 2024, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at year-end are presented as follows:

	Three months ended January 31
	2025	2024	2025	2024	2025	2024
	Cost of Revenue		Percentage of Cost of Revenue		Trade Payable
Vendor A	-	$75,334	-	15%	-	$43,632
Vendor B	-	$65,072	-	13%	-	$17,343
Vendor C	-	$64,628	-	13%	-	$25,271
Vendor D	$13,742	-	31%	-	$2,556	-
Vendor E	$10,085	-	23%	-	$10,063	-
Vendor F	$6,419	-	14%	-	-	-
Vendor G	$5,166	-	12%	-	-	-
	$35,412	$205,034	80%	41%	$12,619	$86,246

For the six months ended January 31, 2025 and 2024, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at year-end are presented as follows:

	Six months ended January 31
	2025	2024	2025	2024	2025	2024
	Cost of Revenue		Percentage of Cost of Revenue		Trade Payable
Vendor A	-	$204,038	%	23%	-	$21,144
Vendor B	-	$91,824	%	10%	-	$43,090
Vendor D	$18,897	-	21%	-	$2,556	-
Vendor E	$10,085	-	11%	-	$10,063	-
Vendor F	$6,419	-	9%	-	-	-
Vendor G	$8,536	-	7%	-	-	-
	$43,937	$295,862	48%	33%	$12,619	$64,234

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2025

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the period ended January 31, 2025
	United States	Malaysia	Hong Kong	Total

Revenue	$-	$92,630	$-	$92,630
Cost of revenue	-	(90,683)	-	(90,683)
Net loss	(137,220)	(82,909)	(11,550)	(231,679)

Total assets	$-	$611,770	$40,419	$652,189

	For the period ended January 31, 2024
	United States	Malaysia	Hong Kong	Total

Revenue	$-	$932,358	$-	$932,358
Cost of revenue	-	(880,491)	-	(880,491)
Net loss	(38,083)	(105,700)	(12,964)	(156,747)

Total assets	$-	$1,300,898	$49,020	$1,349,918

17. RELATED PARTY TRANSACTIONS

Material Transactions with Related Party

Name of Related Party	Relationship to Us

Radiance Holding Corp	Radiance Holding Corp is the 83.05% corporate shareholder of the Company, also an entity controlled by our Chief Executive Officer

We carried out the following significant transactions with the related party for the period ended January 31, 2025:

	As of January 31, 2025 (Unaudited)	As of July 31, 2024 (Audited)
Transactions with related party
Radiance Holding Corp
Management fee	$100,000	$-

The related party transactions mainly derived from the management fees associated with accounting and administrative work provided by related party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K, dated January, 2025, for the year ended July 31, 2024 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the three months ended January 31, 2025 and 2024

Revenues

For the three months ended January 31, 2025 and 2024, the Company has generated revenue of $61,923 and $488,287 respectively. The revenue represented income from solar PV system installation services, consultancy services provided to our customers on engineering, equipment procurement and transportation, construction on solar plant.

Cost of Revenue and Gross Margin

For the three months ended January 31, 2025 and 2024, cost incurred in providing consultancy services and installation services are $44,384 and $502,181 respectively. The Company generated gross profit/(loss) of $17,539 and $(13,894) for the three months ended January 31, 2025 and 2024 respectively.

General and administrative expenses

For the three months ended January 31, 2025 and 2024, we had incurred general and administrative expenses in the amount of $77,145 and $101,504. These expenses are comprised of salary, consultancy fees for listing advisory, professional fee, compliance fee, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $(15,266) and $3,739 as other income for the three months ended January 31, 2025 and 2024. This income is derived from the interest income and foreign exchange gain.

Net Loss

Our net loss for three months ended January 31, 2025 and 2024 was $135,479 and $112,927. The net loss mainly derived from the general and administrative expenses incurred.

For the six months ended January 31, 2025 and 2024

Revenues

For the six months ended January 31, 2025 and 2024, the Company has generated revenue of $92,630 and $932,358 respectively. The revenue represented income from solar PV system installation services, consultancy services provided to our customers on engineering, equipment procurement and transportation, construction on solar plant.

Cost of Revenue and Gross Margin

For the six months ended January 31, 2025 and 2024, cost incurred in providing consultancy services and installation services are $90,683 and $880,491 respectively. The Company generated gross profit of $1,947 and $51,867 for the six months ended January 31, 2025 and 2024 respectively, representing a gross margin of approximately 1.8% and 5.6% for the six months ended January 31, 2025 and 2024 respectively.

General and administrative expenses

For the six months ended January 31, 2025 and 2024, we had incurred general and administrative expenses in the amount of $250,926 and $199,486. These expenses are comprised of salary, consultancy fees for listing advisory, professional fee, compliance fee, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $20,386 and $18 as other income for the six months ended January 31, 2025 and 2024. This income is derived from the interest income and foreign exchange gain.

Net Loss

Our net loss for six months ended January 31, 2025 and 2024 were $231,679 and $156,747. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

As of January 31, 2025 and 2024, we had cash and cash equivalents of $277,841 and $740,522. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

Cash Used In Operating Activities

For the six months ended January 31, 2025 and 2024, net cash used in operating activities was $145,107 and $366,971 respectively. The increase in cash used in operating activities was mainly for payment of general and administrative expenses, and selling and marketing expenses.

Cash Provided By Financing Activities

For the six months ended January 31, 2025 and 2024, net cash provided by financing activities was $0 and $0. The financing cash flow performance primarily reflects sale of common stock and collection of subscription receivables.

Cash Used In Investing Activities

For the six months ended January 31, 2025 and 2024, the net cash used in investing activities was $1,732 and $1,647 The investing cash flow performance primarily reflects the purchase of plant and equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of January 31, 2025.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2025. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of January 31, 2025, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of January 31, 2025, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: March 10, 2025
	By:	/s/ LEE CHONG CHOW
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

