Form 10-Q
period 2025-04-30
Phoenix Plus Corp.
filed 2025-06-09
CIK 1785493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 30, 2025

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2025
Common Stock, $0.0001 par value	332,699,500

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2025  AND JULY 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	April 30, 2025 (Unaudited)	July 31, 2024 (Audited)

ASSETS
Current assets
Cash at banks	156,131	434,351
Trade receivables, net of allowance for credit loss of $27,011 and $25,366 as of April 30, 2025 and July 31, 2024, respectively	$11,229	$10,964
Retention sum receivables	78,580	109,945
Other receivables, prepayments and deposits	44,959	12,801
Contract assets	284,949	269,434
Deferred cost	2,356	4,122
	578,204	841,617
Non-current assets
Plant and equipment, net	19,262	20,817
Lease right-of-use asset	40,445	59,197
Equity method investment	-	-
	59,707	80,014

TOTAL ASSETS	637,911	921,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-current liability
Lease liabilities, non-current	$8,619	$31,553
	8,619	31,553

Current liabilities
Trade payables	$108,416	$81,466
Retention sum payables	70,652	67,697
Other payables and accrued liabilities (Included $77,870 due to related party)	101,224	34,386
Lease liabilities, current	33,040	29,469
Income tax payables	494	-
Total current liabilities	313,826	213,018

Total liabilities	322,445	244,571

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized 332,699,500 shares issued and outstanding as of April 30, 2025 and July 31, 2024 respectively	$33,270	$33,270
Additional paid-in capital	3,245,230	3,245,230
Accumulated other comprehensive loss	(28,843)	(14,009)
Accumulated deficit	(2,934,191)	(2,587,431)
Total stockholders’ equity	315,466	677,060

TOTAL LIABILITIES AND STOCKHOLDERS’ FUND	637,911	921,631

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSSES

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2025 and 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended April 30		Nine Months Ended April 30
	2025	2024	2025	2024

Revenue	$227,910	$140,901	$320,540	$1,073,259

Cost of revenue	$(198,452)	$(269,117)	$(289,135)	$(1,149,608)

Gross profit/(loss)	$29,458	$(128,216)	$31,405	$(76,349)

Other income	$22,561	$9	$42,947	$27

Operating expenses:
General and administrative expenses (Included management fee of $160,000 paid to a related party)	$(164,890)	$(78,742)	$(415,816)	$(278,228)
Finance cost (Included finance cost of $1,355 paid to a related party)	$(1,908)	$(1,117)	$(3,800)	$(3,743)
Other operating expenses	$(248)	$(4,244)	$(1,002)	$(10,764)

Loss before income tax	$(115,027)	$(212,310)	$(346,266)	$(369,057)

Income tax expense	$(54)	$-	$(494)	$-

Net loss for the period	$(115,081)	$(212,310)	$(346,760)	$(369,057)

Other comprehensive income:
- Foreign exchange adjustment loss	$(7,322)	$(551)	$(14,834)	$(2,931)
Comprehensive loss	$(122,403)	$(212,861)	$(361,594)	$(371,988)

Net loss per share, basic and diluted:	$(0.0004)	$(0.0006)	$(0.0011)	$(0.0011)

Weighted average number of common shares outstanding – Basic and diluted	332,699,500	332,699,500	332,699,500	332,699,500

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED APRIL 30, 2025 and 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2024	332,699,500	$33,270	$3,245,230	$(14,009)	$(2,587,431)	$677,060
Net loss for the period	-	-	-	-	(96,200)	(96,200)
Foreign currency translation adjustment	-	-	-	(11,606)	-	(11,606)
Balance as of October 31, 2024	332,699,500	33,270	3,245,230	(25,615)	(2,683,631)	569,254
Net loss for the period	-	-	-	-	(135,479)	(135,479)
Foreign currency translation adjustment	-	-	-	4,094	-	4,094
Balance as of January 31, 2025	332,699,500	$33,270	$3,245,230	$(21,521)	$(2,819,110)	$437,869
Net loss for the period	-	-	-	-	(115,081)	(115,081)
Foreign currency translation adjustment	-	-	-	(7,322)	-	(7,322)
Balance as of April 30, 2025	332,699,500	$33,270	$3,245,230	$(28,843)	$(2,934,191)	$315,466

Nine Months Ended April 30, 2024 (Unaudited)

	COMMON SHARES		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2023	332,699,500	$33,270	$3,245,230	$(5,917)	$(2,149,650)	$1,122,933
Net loss for the period	-	-	-	-	(43,820)	(43,820)
Foreign currency translation adjustment	-	-	-	(3,839)	-	(3,839)
Balance as of October 31, 2023	332,699,500	33,270	3,245,230	(9,756)	(2,193,470)	1,075,274
Net profit for the period	-	-	-	-	(112,927)	(112,927)
Foreign currency translation adjustment	-	-	-	1,459	-	1,459
Balance as of January 31, 2024	332,699,500	$33,270	$3,245,230	$(8,297)	$(2,306,397)	$963,806
Net loss for the period	-	-	-	-	(212,310)	(212,310)
Foreign currency translation adjustment	-	-	-	(36,263)	-	(36,263)
Balance as of April 30, 2024	332,699,500	$33,270	$3,245,230	$(44,560)	$(2,518,707)	$715,233

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2025 and 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended April 30
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(346,760)	$(369,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of right-of-use asset	4,184	21,063
Operating lease liabilities	22,652	-
Changes in operating assets and liabilities:
Trade receivables	(265)	(59,896)
Contract assets	(15,515)	(105,620)
Other receivables, prepayment and deposits	(32,158)	(423)
Deferred cost	1,766	(29,508)
Retention sum receivables	31,365	(106,026)
Trade payables	26,950	112,645
Other payables and accrued liabilities	66,838	(16,540)
Retention sum payables	2,955	65,284
Operating lease liabilities	(19,363)	(21,836)
Income tax payable	494	-
Net cash used in operating activities	(256,857)	(509,914)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of plant and equipment	(1,438)	(2,350)
Net cash used in investing activity	(1,438)	(2,350)

CASH FLOWS FROM FINANCING ACTIVITY:
Net cash provided by financing activity	-	-

Effect of exchange rate changes on cash and cash equivalents	$(19,925)	(34,412)

Net decrease in cash and cash equivalents	(278,220)	(546,676)
Cash and cash equivalents, beginning of year	434,351	1,108,039
CASH AND CASH EQUIVALENTS, END OF PERIOD	$156,131	561,363
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2025

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed financial statements for Phoenix Plus Corporation for the period ended April 30, 2025  are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statement, instructions to Form 10-Q and Regulations S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended July 31, 2024. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended April 30, 2025 and 2024 presented are not necessarily indicative of the results to be expected for the full year. The Company has adopted July 31 as its fiscal year end.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated upon consolidation.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2025

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2025

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended April 30, 2025, the Company suffered an accumulated deficit of $2,934,191, negative operating cash flow of $256,857 and net loss of $346,760. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2025

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

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Labuan and Hong Kong maintains its books and record in United States Dollars (“US$”) respectively, and the Company’s subsidiary in Malaysia maintains its books and record in Ringgit Malaysia (“MYR”) which is also its functional currency, as it reflects the primary economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income/loss within the statement of stockholders’ equity.

Translation of amounts from MYR into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended April 30, 2025	As of and for the period ended April 30, 2024

Period-end RM : US$1 exchange rate	4.32	4.77
Period-average RM : US$1 exchange rate	4.28	4.75
Period-end HK$: US$1 exchange rate	4.32	7.82
Period-average HK$ : US$1 exchange rate	4.28	7.74

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2025

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

Recent accounting pronouncements

Accounting Standards Issued, Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company already adopted this ASU on its consolidated financial statements and related disclosures.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”).

Management periodically reviews new accounting standards that are issued.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard was issued to improve transparency and decision usefulness of income tax disclosures by providing information that helps investors better understand how an entity’s operations, tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update primarily relate to requiring greater disaggregated disclosure of information in the rate reconciliation, income taxes paid, income (loss) from continuing operations before income tax expense (benefit), and income tax expense (benefit) from continuing operations. The ASU is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The standard can be applied prospectively or retrospectively.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The new standard requires entities to disclose additional information about certain expenses, such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, as well as selling expenses included in commonly presented expense captions on the income statement. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply this guidance either on a retrospective or prospective basis, and early adoption is permitted.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. COMMON STOCK

As of April 30, 2025, the Company has an issued and outstanding common share of 332,699,500.

4. PLANT AND EQUIPMENT

Plant and equipment as of April 30, 2025 and July 31, 2024 are summarized below:

	As of April 30, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Leasehold improvement	$114,263	$114,263
Computer hardware and software	10,392	10,294
Machinery	377	377
Motor vehicle	11,304	11,304
Tools and gauges	3,393	3,123
Signage	1,071	-
Total	140,800	139,361
Accumulated depreciation	(122,634)	$(118,450)
Effect of translation exchange	1,096	(94)
Plant and equipment, net	$19,262	$20,817

These leasehold improvements include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. The leasehold improvement has completed on September 2019.

Depreciation expense for the period ended April 30, 2025 and April 30, 2024 was $4,184 and $1,840 respectively.

5. EQUITY METHOD INVESTMENT

	As of April 30, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Investment, at cost	$232,040	$232,040
Less: Equity method loss	(335)	(335)
Less: Impairment loss on investment	-	(231,705)
Less: Write off on investment	(231,705)	-
	$-	$-

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

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

6. TRADE RECEIVABLES

Trade receivables consisted of the following at April 30, 2025 and July 31, 2024:

	As of April 30, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Trade receivables	$38,240	$36,330
Less: Allowance for credit losses	(27,011)	(25,366)
Total trade receivables	$11,229	$10,964

7. CONTRACT ASSETS

Contract assets as of April 30, 2025 and July 31, 2024 are summarized below:

	As of April 30, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Cost incurred	$1,680,194	$1,321,934
Attributable profit	(20,340)	(45,312)
	1,659,854	1,276,622
Progress billings	(1,374,905)	(1,007,188)
Total contract assets	$284,949	$269,434

8. OTHER RECEIVABLES, PREPAYMENT AND DEPOSITS

Other receivables, prepayment and deposits consisted of the following at April 30, 2025 and July 31, 2024:

	As of April 30, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Other receivables	$-	$332
Deposits	43,119	12,469
Prepayment	1,840	-
Total other receivables, prepayment and deposits	$44,959	$12,801

9. DEFERRED COST

For service contracts where the performance obligation is not completed, deferred costs are recorded for any costs incurred in advance of the performance obligation.

10. TRADE PAYABLES

Trade payables consisted of the following at April 30, 2025 and July 31, 2024:

	As of April 30, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Trade payables	$108,416	$81,466
Total trade payables	$108,416	$81,466

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. OTHER PAYABLES, ACCRUED LIABILITIES AND DEPOSITS RECEIVED

Other payables, accrued liabilities and deposits received consisted of the following at April 30, 2025 and July 31, 2024:

	As of April 30, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Accrued audit fees	$3,000	$16,859
Other payables, accrued liabilities and deposits received (Included $77,870 due to related party)	$98,224	$17,527
Total other payables, accrued liabilities and deposits received	$101,224	$34,386

The working capital loan is unsecured and the repayment term is six months started from the date of loan drawdown. The interest rate on working capital loan was 1.5% per month.

12. REVENUE

For the period ended April 30, 2025 and 2024, the Company has revenue arise from the following:

	Nine months period ended April 30, 2025	Nine months period ended April 30, 2024
	(Unaudited)	(Unaudited)
Installation service provided	$320,540	$1,073,259
Total revenue	$320,540	$1,073,259

13. INCOME TAXES

For the period ended April 30, 2025 and 2024, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Nine months period ended April 30, 2025	Nine months period ended April 30, 2024
	(Unaudited)	(Unaudited)

Tax jurisdictions from:
Local	$(224,724)	$(53,162)
Foreign, representing
- Labuan	16,574	(13,926)
- Hong Kong	$(16,688)	$(18,069)
- Malaysia	(121,922)	(283,900)
Loss before income tax	$(346,760)	$(369,057)

The provision for income taxes consisted of the following:

	For the period ended April 30, 2025 (Unaudited)	For the period ended April 30, 2024 (Unaudited)
Current:
- Local	494	-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$494	$-

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2025

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

Malaysia

Phoenix Green Energy Sdn. Bhd. is subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 24% on its assessable income.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2025

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

The initial recognition of operating lease right and lease liability as follow:

	As of April 30, 2025 (Unaudited)	As of July 31, 2024 (Audited)
Gross lease payable	$107,053	$107,053
Less: imputed interest	(9,359)	(9,359)
Recognition	$97,694	$97,694

As of April 30, 2025 and July 31, 2024, operating lease right of use asset as follow:

	As of April 30, 2025 (Unaudited)	As of July 31, 2024 (Audited)
Initial recognition as of August 1, 2019	$26,772	$26,772
Additional portion from July 31, 2020 to June 30, 2021	2,719	2,719
Add: new lease addition from July 1, 2021 to June 30, 2023	40,445	40,445
Add: new lease addition from June 1, 2022 to May 31, 2023	9,343	9,343
Add: new lease addition from June 1, 2023 to July 31, 2023	1,534	1,534
Add: new lease addition from August 1, 2023 to July 31, 2026	86,817	86,817
Accumulated amortization	(128,313)	(105,299)
Foreign exchange translation loss	1,128	(3,134)
Balance	$40,445	$59,197

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

As of April 30, 2025 and July 31, 2024, operating lease liability as follow:

	As of April 30, 2025 (Unaudited)	As of July 31, 2024 (Audited)
Initial recognition as of August 1, 2019	$26,772	$26,772
Add: additional portion (increase of leasing fee)	2,719	2,719
Add: new lease addition from July 1, 2021 to June 30, 2023	40,445	40,445
Add: new lease addition from June 1, 2022 to May 31, 2023	9,343	9,343
Add: new lease addition from June 1, 2023 to July 31, 2023	1,534	1,534
Add: new lease addition from August 1, 2023 to July 31, 2026	86,817	86,817
Less: gross repayment	(136,652)	(110,167)
Add: imputed interest	7,121	5,064
Foreign exchange translation gain	3,560	(1,505)
Balance	41,659	61,022
Less: lease liability current portion	(33,040)	(29,469)
Lease liability non-current portion	$8,619	$31,553

For the period ended April 30, 2025 and 2024, the amortization of the operating lease right of use asset are $22,652 and $19,072 respectively.

Maturities of operating lease obligation as follow:

Year ending
July 31, 2025 (3 months)	$33,040
July 31, 2026 (12 months)	8,619
Total	$41,659

Other information:

	Period ended April 30
	2025	2024
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$19,363	$21,836
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)
Lease 1	-	-
Lease 2	-	-
Lease 3	1.5	2.2
Weighted average discount rate for operating lease
Lease 1	-	-
Lease 2	-	-
Lease 3	6.85%	6.85%

Lease expenses were $759 for the period ended April 30, 2025 and $3,743 for the period ended April 30, 2024. The Company adopt ASC 842 on and after August 1, 2019.

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

15. CONCENTRATION OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended April 30, 2025 and 2024, the customer who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at period-end.

	Three months ended April 30
	2025	2024	2025	2024	2025	2024
	Revenue		Percentage of Revenue		Trade Receivable
Customer A	$5,859	$72,124	3%	51%	$-	$67,989
Customer B	-	57,514	-	41%	-	3,995
Customer C	210,510	-	92%	-	-	-
	$216,369	$129,638	95%	92%	$-	$71,984

For the nine months ended April 30, 2025 and 2024, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at period-end are presented as follows:

	Nine months ended April 30
	2025	2024	2025	2024	2025	2024
	Revenue		Percentage of Revenue		Trade Receivable
Customer A	$14,785	$599,704	5%	56%	$-	$67,989
Customer B	8,580	460,211	3%	43%	8,775	3,995
Customer C	247,761	-	77%	-	-	-
	$271,126	$1,059,915	85%	99%	$8,775	$71,984

(b)	Major vendors

For the three months ended April 30, 2025 and 2024, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	Three months ended April 30
	2025	2024	2025	2024	2025	2024
	Cost of Revenue		Percentage of Cost of Revenue		Trade Payable
Vendor A	$-	$51,008	-	19%	$-	$905
Vendor B	-	47,460	-	18%	-	12,968
Vendor C	-	83,225	-	31%	-	-
Vendor D	-	31,579	-	12%	-	-
Vendor E	31,593	-	16%	-	14,551	-
Vendor F	22,801	-	12%	-	22,516	-
	$54,394	$213,272	28%	80%	$37,067	$13,873

For the nine months ended April 30, 2025 and 2024, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	Nine months ended April 30
	2025	2024	2025	2024	2025	2024
	Cost of Revenue		Percentage of Cost of Revenue		Trade Payable
Vendor A	$-	$128,807	-	11%	$-	$905
Vendor B	-	131,048	-	11%	-	20,966
Vendor E	34,200	-	12%	-	14,551	-
Vendor F	24,692	-	8%	-	22,516	-
	$58,892	$259,855	20%	22%	$37,067	$21,871

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

16. SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of services.

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the period ended April 30, 2025
	United States	Malaysia	Hong Kong	Total

Revenue	$-	$320,540	$-	$320,540
Cost of revenue	-	(289,135)	-	(289,135)
Net loss	(224,724)	(105,348)	(16,688)	(346,760)

Total assets	$-	$599,534	$38,377	$637,911

	For the period ended April 30, 2024
	United States	Malaysia	Hong Kong	Total

Revenue	$-	$1,073,259	$-	$1,073,259
Cost of revenue	-	(1,149,608)	-	(1,149,608)
Net loss	(53,162)	(297,826)	(18,069)	(369,057)

Total assets	-	$935,872	$46,680	$982,552

By Business unit:

For the period ended April 30, 2025
Solar

Revenue	$320,540
Cost of revenue	(289,135)
Net loss	(346,760)

Total assets	$637,911

PHOENIX PLUS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

For the period ended April 30, 2024
Solar

Revenue	$1,073,259
Cost of revenue	(1,149,608)
Net loss	(369,057)

Total assets	$982,552

17. RELATED PARTIES TRANSACTIONS

Material Transactions with Related Parties

Name of Related Parties	Relationship to Us

Radiance Holding Corp	Radiance Holding Corp is the 83.05% corporate shareholder of the Company, also an entity controlled by our Chief Executive Officer
JGK Holding (Malaysia) Sdn. Bhd.	JGK Holding (Malaysia) Sdn. Bhd. is related company, an entity controlled by our Chief Executive Officer

We carried out the following significant transactions with the related parties for the period ended April 30, 2025:

	As of April 30, 2025 (Unaudited)	As of July 31, 2024 (Audited)
Transactions with related parties
Radiance Holding Corp
Management fee	$160,000	$-

JGK Holding (Malaysia) Sdn. Bhd.
Loan interest	$1,355	$-

The related party transactions mainly derived from the management fees associated with accounting and administrative work provided by related party as well as interest charges on working capital loans obtained from related party.

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

Results of Operation

For the three months ended April 30, 2025 and 2024

Revenues

For the three months ended April 30, 2025 and 2024, the Company has generated revenue of $227,910 and $140,901 respectively. The revenue represented income from solar PV system installation services, consultancy services provided to our customers on engineering, equipment procurement and transportation, construction on solar plant.

Cost of Revenue and Gross Margin

For the three months ended April 30, 2025 and 2024, cost incurred in providing consultancy services and installation services are $198,452 and $269,117 respectively. The Company generated gross profit/(loss) of $29,458 and $(128,216) for the three months ended April 30, 2025 and 2024 respectively.

General and administrative expenses

For the three months ended April 30, 2025 and 2024, we had incurred general and administrative expenses in the amount of $164,890 and $78,742. These expenses are comprised of salary, consultancy fees for listing advisory, professional fee, compliance fee, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $22,561 and $9 as other income for the three months ended April 30, 2025 and 2024. This income is derived from the interest income and foreign exchange gain.

Net Loss

Our net loss for three months ended April 30, 2025 and 2024 were $115,119 and $212,310 respectively. The net loss mainly derived from the general and administrative expenses incurred.

For the nine months ended April 30, 2025 and 2024

Revenues

For the nine months ended April 30, 2025 and 2024, the Company has generated revenue of $320,540 and $1,073,259 respectively. The revenue represented income from solar PV system installation services, consultancy services provided to our customers on engineering, equipment procurement and transportation, construction on solar plant.

Cost of Revenue and Gross Margin

For the nine months ended April 30, 2025 and 2024, cost incurred in providing consultancy services and installation services are $289,135 and $1,149,608 respectively. The Company generated gross profit/(loss) of $31,405 and $(76,349) for the nine months ended April 30, 2025 and 2024 respectively.

General and administrative expenses

For the nine months ended April 30, 2025 and 2024, we had incurred general and administrative expenses in the amount of $415,816 and $278,228. These expenses are comprised of salary, consultancy fees for listing advisory, professional fee, compliance fee, office and outlet operation expenses and depreciation.

Other Income

The Company recorded an amount of $42,947 and $27 as other income for the nine months ended April 30, 2025 and 2024. This income is derived from the interest income and foreign exchange gain.

Net Loss

Our net loss for nine months ended April 30, 2025 and 2024 were $346,760 and $369,057. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

As of April 30, 2025 and 2024, we had cash and cash equivalents of $156,131 and $561,363. We expect increased levels of operations going forward will result in more significant cash flow and in turn working.

Cash Used In Operating Activities

For the nine months ended April 30, 2025 and 2024, net cash used in operating activities was $256,857 and $509,914 respectively. The increase in cash used in operating activities was mainly for payment of general and administrative expenses, and selling and marketing expenses.

Cash Provided By Financing Activities

For the nine months ended April 30, 2025 and 2024, net cash provided by financing activities was $0 and $0. The financing cash flow performance primarily reflects sale of common stock and collection of subscription receivables.

Cash Used In Investing Activities

For the nine months ended April 30, 2025 and 2024, the net cash used in investing activities was $1,438 and $2,350. The investing cash flow performance primarily reflects the purchase of plant and equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of April 30, 2025.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2025. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of April 30, 2025, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of April 30, 2025, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

“VCASB” holding 33.96% of the issued share capital of VCASB, had requested to convene an Extraordinary General Meeting (“EGM”) of VCASB pursuant to Section 310(b) and Section 311 of the Companies Act 2016 within 14 days from the date thereof and to be held at Level 5, Tower 8, Avenue 5, Horizon 2, Bangsar South City, 59200 Kuala Lumpur to explain on VCASB company business status and other related issues, yet the Company received no response from the director to the shareholders of VCASB.

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

Date: June 9, 2025
	By:	/s/ LEE CHONG CHOW
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer

