Form 10-K
period 2025-07-31
RHINO BITCOIN INC.
filed 2025-11-13
CIK 1785493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 2025

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 333-233778

RHINO BITCOIN INC.

(Exact name of registrant as specified in its charter)

Nevada	61-1907931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Brickell Avenue #310

Miami, FL 33131

(Address of principal executive offices) (Zip Code)

888-854-3824

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock of the registrant as of the last business day of its most recently completed second fiscal quarter was approximately $4.1 million.

The number of shares of registrant’s common stock outstanding, as of November 11, 2025 was 74,191,114.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Business.

Explanatory Note

As described below, on August 19, 2025, Rhino Bitcoin Inc. (formerly known as Phoenix Plus Corp.) (the “Company”) acquired all of the outstanding capital stock of Rhino Digital Inc. (“Rhino Digital”). The acquisition of Rhino Digital is treated as a reverse acquisition (the “Reverse Acquisition”), and the business of Rhino Digital became the business of the Company. Concurrently with the closing of the Reverse Acquisition, all outstanding shares of the Company’s wholly-owned subsidiary, Phoenix Plus Corp., a Labuan, Malaysia corporation (“Phoenix Plus Labuan”), were transferred to Mr. Lee Chong Chow, the Company’s former chief executive officer. The financial statements and management’s discussion and analysis included in this report cover the year ended July 31, 2025 and thus relate to the business of the Company prior to the Reverse Acquisition, except as otherwise indicated. Other disclosures in this report, including the business description, relate to the current operations of the Company, unless otherwise indicated, and thus relate to the business of Rhino Digital as the operating subsidiary of the Company.

Background

The Company is a Nevada corporation formed on November 5, 2018. Prior to the Reverse Acquisition, the Company, through its subsidiaries, was engaged in providing technical consultancy on solar power systems and consultancy on green energy solutions.

On August 19, 2025, the Company closed its agreement and plan of merger, dated August 5, 2025 (the “Merger Agreement”) among the Company, Rhino Merger Acquisition Sub, Inc., a newly formed wholly-owned subsidiary of the Company (“Merger Sub”), Rhino Digital, and solely with respect to Section 9.1(d) of the Merger Agreement, the Selling Shareholders named therein.

Pursuant to the Merger Agreement, effective upon the closing thereof, (i) Merger Sub merged with and into Rhino Digital, with Rhino Digital surviving as the wholly-owned subsidiary of the Company, (ii) each share of common stock of Rhino Digital converted into the right to receive two shares of common stock of the Company, (iii) the outstanding shares of Series A Preferred Stock of Rhino Digital converted into an aggregate of 200,000 shares of newly created Series A Preferred Stock of the Company with substantially identical terms as the Rhino Digital Series A Preferred Stock, (iv) convertible notes of Rhino Digital converted into shares of common stock of the Company at a conversion price of $0.18 or $0.25, as applicable, (v) options to purchase shares of common stock of Rhino Digital converted into options to purchase shares of common stock of the Company with the same aggregate exercise price, (vi) the sole officer and director of the Company (Lee Chong Chow) resigned and the sole officer and director of Rhino Digital, Lyle Hauser was appointed as the chief executive officer, president, secretary and director of the Company, (vii) Rhino Digital purchased from the Selling Shareholders an aggregate of 6,232,742 shares of common stock of the Company for an aggregate purchase price of $440,000 and returned such shares to the Company for cancellation. In accordance with the foregoing, the Company issued an aggregate of 73,289,871 shares of common stock to stockholders and note holders of Rhino Digital. Concurrently with the closing of the Merger Agreement, all outstanding shares of Phoenix Plus Labuan were transferred to Mr. Lee.

In connection with the closing of the Merger Agreement, the Company filed a certificate of designation of Series A Preferred Stock with the Secretary of State of Nevada, pursuant to which the Company designated 200,000 shares as Series A Preferred Stock, and issued 200,000 shares of Series A Preferred Stock to The Vantage Group Ltd. (“Vantage”), an entity owned by Mr. Hauser. The Series A Preferred Stock entitles the holder to 51% of the total voting power of the Company’s stockholders, is convertible into shares of common stock at a ratio of 4.44 shares of common stock for each share of Series A Preferred Stock (subject to adjustment for stock dividends, stock splits, and similar transactions), has a stated value of $3.00 per share, and will entitle the holder upon any liquidation of the Company to the stated value prior to any distributions to holders of common stock.

Effective upon closing of the Merger Agreement, Rhino Digital became a wholly owned subsidiary of the Company. The acquisition of Rhino Digital is treated as a reverse acquisition, and the business of Rhino Digital became the business of the Company.

The closing of the Merger Agreement resulted in a change in control of the Company. Pursuant to the Merger Agreement, Lyle Hauser, as the owner and control person of Vantage (the holder of the Company’s Series A Preferred Stock issued pursuant to the Merger Agreement), acquired 51% of the voting power of the Company’s stockholders.

Effective September 12, 2025, the Company changed its name to Rhino Bitcoin Inc.

References to “we”, “us”, “our” and similar words refer to the Company and its wholly-owned subsidiary, Rhino Digital, unless the context otherwise requires, and prior to the effectiveness of the Reverse Acquisition, these terms refer to Rhino Digital. References to “Phoenix Plus” refer to the Company and its business prior to the Reverse Acquisition.

Business Overview

Rhino Digital is a Nevada corporation formed on November 27, 2019 and is a Bitcoin financial services company focused on making everyday banking and financial management accessible. Serving individuals, businesses, and organizations, Rhino Digital integrates traditional banking functions within a secure, user-friendly platform centered on Bitcoin. Beyond its core services, Rhino maintains an active Bitcoin treasury strategy, reinforcing its commitment to both the asset and broader ecosystem. Rhino Digital aims to foster a more intuitive and inclusive approach to using Bitcoin for all clients globally.

Products and Services

Rhino Digital offers account funding and withdrawal in USD and Bitcoin, Bitcoin trading, custody services, remittances, and discounted gift card purchasing to clients in the United States.

We maintain strategic partnerships with several financial and digital asset infrastructure providers to deliver integrated banking and custody services to clients. We engage Cybrid Inc.(“Cybrid”) as our primary partner for the provision of fiat banking and cryptocurrency custody infrastructure. Cybrid maintains a relationship with Cross River Bank to support client U.S. dollar accounts that enable Automated Clearing House (or ACH) transactions, domestic wire transfers, and Real Time Payments (or RTP) deposits and withdrawals. Cybrid also partners with Fireblocks as its qualified custodian for secure Bitcoin storage and settlement operations.

Our primary revenue stream is derived from trading activities in which we earn a spread on client exchanges between Bitcoin and U.S. dollars. This transaction-based revenue model is complemented by related service fees for custody and settlement.

In addition to the services we currently offer, we also plan to provide the following services in the future:

●	Retirements accounts (Q4 2025)
●	Bitcoin collateralized loans (Q4 2025)
●	Bill payments (Q1 2026)
●	Direct deposit (Q1 2026)

We provide our services through the Rhino App, which is available for iOS and Android devices.

Competition

We operate in a competitive landscape with many larger and entrenched competitors. We believe these competitors generally offer more limited services at higher costs. We believe our broader set of service offerings, lower costs, and education-based client onboarding positions us well to potentially disrupt existing competitors and appeal to new users entering the market. There is no assurance we will be able to successfully compete.

A summary of key competitors and a comparison to our offerings is below:

Coinbase: Coinbase operates as the leading U.S. based cryptocurrency exchange, delivering a broad suite of retail and institutional services encompassing trading, digital asset custody, payment facilitation, and merchant solutions. The platform’s product ecosystem includes Coinbase Wallet, Coinbase Prime for institutional clients, Coinbase One for premium retail users, and Coinbase Payments supporting global stablecoin transactions. Rhino Digital competes with Coinbase principally by maintaining lower fee structures and concentrating service offerings on bitcoin accumulation, which targets clients with long term savings objectives rather than those trading a broad mix of digital assets.

Cash App: Cash App, developed by Block, Inc., provides mobile based peer to peer payments, fractional equity investing, and Bitcoin trading functionalities on a unified platform. Users can buy, sell, transfer, and withdraw bitcoin with features oriented toward ease of use and mass adoption rather than professional grade trading capabilities. Rhino Digital differentiates itself from Cash App by offering reduced fee and spread structures and expanded service offerings, including multiple digital custody solutions, global remittance features, and coverage for both institutional entities and individual users.

Swan Bitcoin: Swan Bitcoin is a Bitcoin focused platform specializing in recurring purchase programs, low cost transaction execution, and individual retirement account (IRA) solutions that enable tax advantaged long-term holdings. Rhino Digital distinguishes itself from Swan Bitcoin by maintaining competitive fees and spreads, thereby enhancing client accumulation of bitcoin over time. In addition, Rhino Digital offers a diversified product suite, including international remittance capability, low cost instant payments via the Lightning Network, and consumer loyalty benefits such as rewards on gift card purchases.

Intellectual Property

We have registered a trademark in the United States for our logo.

Government Regulation

We are subject to various anti-money laundering and counter-terrorist financing laws, including the Bank Secrecy Act (the “BSA”). As a money services business registered with the Financial Crimes Enforcement Network (“FinCEN”), we are required under the BSA to among other things, develop, implement, and maintain a risk-based anti-money laundering program, provide an anti-money laundering-related training program, report suspicious activities and transactions to FinCEN, comply with certain reporting and recordkeeping requirements, and collect and maintain information about our customers. In addition, the BSA requires us to comply with certain customer due diligence requirements as part of our anti-money laundering obligations, including developing risk-based policies, procedures, and internal controls reasonably designed to verify a customer’s identity. Many states and other countries impose similar and, in some cases, more stringent requirements related to anti-money laundering and counter-terrorist financing. Our compliance program is designed to prevent and detect instances of money laundering, terrorist financing, and other illicit activity on our platform.

In addition, we rely on licenses of our partners which operate as money transmitters or the equivalent in the states where such licenses or equivalent are required for us to conduct our business.

The laws and regulations to which we are subject, including those pertaining to digital assets and crypto assets, are rapidly evolving and increasing in scope. We believe we comply with all applicable legal requirements.

Employees

We have one full-time employee, and retain four other personnel on a full-time independent contractor basis.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk management and strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management to promote cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes. Our management works closely with our IT department to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Item 2. Properties.

Our principal office address is located at 1200 Brickell Avenue #310, Miami, FL 33131. We lease this space under a 12 month lease that commenced on August 13, 2025. Our annual rent is $3,000.

Item 3. Legal Proceedings.

We are not currently a party to, nor is any of our property currently the subject of, any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCID under the symbol “RHNO.” There has been minimal reported trading to date in our common stock.

As of November 11, 2025 our common stock was held by approximately 234 stockholders of record.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and elsewhere in this annual report, are not related to historical results, and are forward-looking statements.

Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We disclaim any obligation to publicly update these statements, or disclose any difference between actual results and those reflected in these statements, except as may be required under applicable law

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this Annual Report beginning on page F-1.

Overview

During the years ended July 31, 2024 and 2025, Phoenix Plus operated through its wholly owned subsidiary, Phoenix Plus Labuan (which owned 100% of Phoenix Plus International Limited, an operating Hong Kong company and 100% of Phoenix Green Energy Sdn. Bhd., an operating Malaysia company). During such periods, the Company was engaged in providing technical consultancy on solar power systems and consultancy on green energy solutions.

On August 19, 2025, the Company acquired all of the outstanding capital stock of Rhino Digital. The acquisition of Rhino Digital is treated as a reverse acquisition (the “Reverse Acquisition”), and the business of Rhino Digital became the business of the Company. Concurrently with the closing of the Reverse Acquisition, all outstanding shares of Phoenix Plus Labuan were transferred to Mr. Lee Chong Chow, the Company’s former chief executive officer. The financial statements and management’s discussion and analysis included in this report cover the year ended July 31, 2025 and thus relate to the business of the Company prior to the Reverse Acquisition (see “Business”), except as otherwise indicated.

Results of Operations

Revenue

The Company generated revenue of $478,159 and $1,232,326 for the year ended July 31, 2025 and 2024. The revenue represented income from solar PV system installation services, consultancy services provided to our customers on engineering, equipment procurement and transportation, construction on solar plant. The decrease in revenue was mainly due to the completion of several major solar installation projects in the previous financial year.

Cost of Revenue and Gross Margin

For the year ended July 31, 2025 and 2024, cost incurred in providing consultancy services and installation services was $411,361 and $1,284,930. The Company generated gross profit / (loss) of $66,798 and $(52,604) for the year ended July 31, 2025 and 2024.

General and Administrative Expenses

General and administrative expenses for the year ended July 31, 2025 and 2024 amounted to $572,495 and $379,088 respectively. These expenses are comprised of salary, consultancy fees for listing advisory, professional fee, compliance fee, office and outlet operation expenses and depreciation. The increase was mainly due to management fee paid to related company.

Other operating expenses

Other operating expenses for the year ended July 31, 2025 and 2024 amounted to $360 and $4,951 respectively. These expenses derived from foreign exchange loss.

Other Income

The Company recorded an amount of $57,491 and $3,692 as other income for the year ended July 31, 2025 and 2024 respectively. This income is derived from unrealized gain on foreign exchange, bank interest income and gain on derecognition of right-of-use and lease liabilities.

Net Loss and Net Loss Margin

The net loss was $458,364 for the year ended July 31, 2025 as compared to $437,781 for the year ended July 31, 2024. The increase in net loss resulted from the increase in general and administrative expenses. Taking into account the loss for the year ended July 31, 2025, the accumulated loss for the Company increased from $2,587,431 to $3,045,795.

Liquidity and Capital Resources

As of July 31, 2025, we had cash and cash equivalents of $25,052 as compared to $434,351 for the year ended July 31, 2024.

Over the next twelve months, we expect to incur approximately $3.5 million in general and administrative expenses to execute our business plan, including substantial investments in sales, marketing, research, and technical development. We must obtain additional financing to continue our operations. We may not be able to obtain additional funding on terms that are favorable to us or at all. We may not be able to obtain sufficient funding to continue our operations, or to generate adequate revenues or to operate profitably in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

As discussed above, on August 19, 2025, we completed the Reverse Acquisition, and this discussion of our liquidity and capital resources over the next twelve months relates to our business following the Reverse Acquisition.

Cash Used In Operating Activities

For the year ended July 31, 2025 and 2024, net cash used in operating activities was $387,521 and $653,119. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Used In Investing Activities

For the financial year ended July 31, 2025 and 2024, net cash used in investing activities was $3,030 and $13,967. The investing cash flow performance primarily reflects the purchase of property, plant and equipment.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Critical Accounting Policies and Estimates

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended July 31, 2025, the Company suffered an accumulated deficit of $3,045,795, negative operating cash flows of $387,521 and net loss of $458,364. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basis of presentation

The consolidated financial statements for Phoenix Plus Corp. (now known as Rhino Bitcoin Inc.) and its subsidiaries for the year ended July 31, 2025 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Phoenix Plus Corp. (now known as Rhino Bitcoin Inc.) and its wholly owned subsidiaries, Phoenix Plus Corp., Phoenix Plus International Limited and Phoenix Green Energy Sdn. Bhd. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted July 31 as its fiscal year end.

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

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue. The Company derives its revenue from solar PV system installation services, consultancy services provided to customers on engineering, equipment procurement and transportation, construction on solar plant.

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

Translation of amounts from MYR into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective year:

	As of and for the year ended July 31,
	2025	2024

Year-end MYR: US$1 exchange rate	4.25	4.60
Year-average MYR: US$1 exchange rate	4.25	4.70
Year-end HK$: US$1 exchange rate	7.85	7.81
Year-average HK$: US$1 exchange rate	7.83	7.81

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1: Observable inputs such as quoted prices in active markets;
●	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not required for a smaller reporting company.

Item 8. Financial Statements.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer concluded that, due to the presence of material weaknesses in internal control over financial reporting, our disclosure controls and procedures as of the end of the period covered by this report were not effective to ensure that information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2025 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of July 31, 2025, based on those criteria.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during the quarter ended July 31, 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended July 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Lyle Hauser serves as our chief executive officer, president, secretary and director. Mr. Hauser, 54, is the founder and chief executive officer of Rhino Digital, since June 2020. Mr. Hauser is also the Founder and CEO of The Vantage Group Ltd. (“Vantage”), a private equity firm started in 1998. Vantage is a specialized business consultancy firm serving early-stage companies. Mr. Hauser’s expertise includes company capital structure/restructuring, equity and debt financing, capital introductions, alternative public offerings (or APOs) and mergers and acquisitions. His experience as our founder and chief executive officer qualifies him to serve on our board of directors.

Board Leadership Structure and Role in Risk Oversight

We have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined. Our chief executive officer is currently the only director of the Company.

Involvement in Certain Legal Proceedings

During the past ten years, our sole officer and director has not been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board

Due to the small size of the Company and its Board of Directors, we currently have no audit committee, compensation committee or nominations and governance committee of our board of directors. We do not have an audit committee financial expert.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. A copy of the Code of Ethics can be obtained without charge upon request to Admin, 1200 Brickell Avenue #310, Miami, FL 33131, and is available on our website at www.rhinobitcoin.com. Any waiver of the provisions of the Code of Ethics for executive officers and directors may be made only by the Board of Directors. Any such waivers will be promptly disclosed to our shareholders.

Changes in Nominating Procedures

None.

Insider Trading Policies

We have not adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by directors, senior management, and employees.

Item 11. Executive Compensation

During its last two fiscal years, Phoenix Plus did not pay any compensation to its officers or directors.

Employment Agreements

Rhino Digital is party to an employment agreement with Lyle Hauser, dated June 24, 2024. Pursuant to the employment agreement, Mr. Hauser serves as Rhino Digital’s chief executive officer. The agreement had a one-year initial term and renews automatically for successive one-year terms, subject to the right of either party to terminate the agreement upon written notice. Mr. Hauser received a signing bonus of $50,000 and receives a monthly salary of $30,000. Mr. Hauser also received ten-year options for the purchase of 1,000,000 shares of common stock of Rhino Digital at an exercise price of $0.36, which were converted into the options for the shares of common stock of the Company in accordance with the Merger Agreement.

Outstanding Equity Awards at Fiscal Year-End

Phoenix Plus had no outstanding equity awards as of July 31, 2025.

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of common stock and Series A Preferred Stock as of November 11, 2025, by (i) each of our executive officers and directors, (ii) all of our directors and executive officers as a group, and (iii) any person or group as those terms are used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), believed by us to beneficially own more than 5% of our common stock. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. The percentages listed are based upon 74,191,114 shares of common stock and 200,000 shares of Series A Preferred Stock issued and outstanding as of November 11, 2025. The outstanding shares of Series A Preferred Stock provide the holder with 51% of the total voting power of our stockholders. Except as otherwise set forth below, the address of each holder is c/o Rhino Bitcoin Inc., 1200 Brickell Avenue #310, Miami, FL 33131.

Title of Class	Name	Number of Shares Beneficially Owned	Percentage of shares beneficially owned before offering
Common Stock Series A Preferred	Lyle Hauser	11,089,110 common (1) 200,000 Series A Preferred (2)	14.4% (common) 100% of Series A Preferred
Common Stock Series A Preferred	All officers and directors as a group (1 person)	11,089,110 common 200,000 Series A Preferred	14.4% (common) 100% (Series A Preferred)
Common Stock(3)	Five Star Trust	8,000,000	10.8%
Common Stock(4)	Panther Ice Trust	8,000,000	10.8%
Common Stock(5)	SNX 504 Ltd.	6,250,521	8.4%

(1) Includes 10,000 shares held by The Vantage Group Ltd. (“Vantage”), an entity owned by Mr. Hauser, 888,000 shares issuable upon conversion of 200,000 shares of Series A Preferred Stock held by Vantage, and 2,000,000 shares issuable upon exercise of options. Does not include shares held by Five Star Trust or Panther Trust, which Mr. Hauser’s wife is the control person for. See footnotes 3 and 4.

(2) Represents shares held by Vantage.

(3 Rachel Ravich is the control person of the stockholder. The address of the stockholder is 4045 Sheridan Ave #345, Miami Beach, FL 33140. Ms. Ravich is Mr. Hauser’s wife.

(4) Rachel Ravich is the control person of the stockholder. The address of the stockholder is 4045 Sheridan Ave #345, Miami Beach, FL 33140. Ms. Ravich is Mr. Hauser’s wife.

(5) Lawrence John Sullivan is the control person of the stockholder. The address of the stockholder is Derry House, Greenaway Lane, Matlock DE4 2QB, United Kingdom.

Securities authorized for issuance under equity compensation plans

Phoenix Plus had no equity compensation plans as of July 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Pursuant to the Merger Agreement, on August 19, 2025, the Company issued 8,201,110 shares of common stock, 200,000 shares of Series A Preferred Stock, and 2,000,000 options, to Lyle Hauser (or Vantage, an entity owned by Mr. Hauser), in exchange for the cancellation of their shares and options of Rhino Digital.

Effective August 19, 2025, the Company transferred all outstanding shares of the Company’s wholly-owned subsidiary, Phoenix Plus Malaysia to Lee Chong Chow, the Company’s former chief executive officer.

During the year ended July 31, 2025, Phoenix Plus paid $200,000 in management fees and $6,353 in interest on working capital loans to entities controlled by Mr. Lee.

Director Independence

Our sole director, Lyle Hauser, is not independent.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billable to us by our principal accounting firm during the years ended July 31, 2025 and 2024 for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, were $24,000 and $22,500, respectively.

Audit-Related Fees

We incurred fees of $0 and $0 for the years ended July 31, 2025 and 2024, respectively, to our principal accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above.

Tax Fees

We did not incur fees for services rendered to us for tax compliance, tax advice, or tax planning by our principal accountant for the fiscal years ended July 31, 2025 and 2024.

All Other Fees

We did not incur any other fees to our principal accountant for the fiscal years ended July 31, 2025 and 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial statements.

The Phoenix Plus financial statements are included following the signature page beginning on page F-1.

(2) Financial statement schedules: None.

(3) Exhibits

Exhibit	Exhibit Description
3.1	Articles of Incorporation (incorporated by reference to Registration Statement on Form S-1 Amendment No.4 (File No. 333-233778) filed on December 20, 2019)
3.2	Certificate of Designation of Series A Preferred Stock (incorporated by reference to 8-K filed August 21, 2025)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed September 4, 2025)
3.4	Bylaws (incorporated by reference to Registration Statement on Form S-1 Amendment No.4 (File No. 333-233778) filed on December 20, 2019)
10.1	Agreement and Plan of Merger, dated August 5, 2025, among the Company, Rhino Merger Acquisition Sub, Inc., Rhino Digital Inc. and the Selling Shareholders named therein (incorporated by reference to 8-K filed August 7, 2025)
10.2*	Employment Agreement between Rhino Digital Inc. and Lyle Hauser (filed herewith)
14	Code of Ethics (filed herewith)
21	Subsidiaries (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

* Indicates management contract or compensatory arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINO BITCOIN INC.

Date: November 13, 2025	By:	/s/ Lyle Hauser
Lyle Hauser
Chief Executive Officer
(principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lyle Hauser	Chief Executive Officer and director	November 13, 2025
Lyle Hauser	(principal executive, financial and accounting officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Phoenix Plus Corp. (now known as Rhino Bitcoin Inc.)

1200 Brickell Avenue #310

Miami, FL 33131

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Phoenix Plus Corp. (now known as Rhino Bitcoin Inc.) (the ‘Company’) as of July 31, 2025 and 2024, and the related statements of consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for each of the years in the two-year period ended July 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the year ended July 31, 2025, the Company has accumulated deficit of $3,045,795, negative net operating cash flow of $387,521 and net loss of $458,364. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to Board of Directors (Those Charged with Governance) and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

The investment is being impaired as to Phoenix Plus Corp. (now known as Rhino Bitcoin Inc.) through its solicitors, already file a winding up petition to the Court of Malaysia against its investment.

Revenue recognition

The Company has determined that certain performance obligations in relation to project activities are satisfied over time and thus recognizes revenue from this activity over time.

A significant proportion of the Company’s revenues and profits are derived from project activities. For the financial year ended July 31, 2025, project revenue and cost of sales are as follows:

Project activities

Revenue:	USD478,159	(100% of the Company’s revenue)
Cost of sales:	USD411,231	(99.99% of the Company’s cost of sales)

We identified revenue and cost of sales from project activities as an area requiring audit focus as significant management’s judgement and estimates are involved in estimating the total project costs (which is used to determine gross profit margin of project activities undertaken by the Company). The amount of revenue and profit recognized from project activities are dependent on, amongst others, the extent of costs incurred to the total estimated costs of construction to derive the percentage-of-completion and the estimated total revenue for each of the respective projects.

In addressing this area of focus, we performed, amongst others, the following procedures:

(a)	Obtained an understanding of the processes and internal controls over the accuracy and timing of revenue recognized in the financial statements, including controls performed by management in estimating the total project costs, profit margin and progress of projects;
(b)	For individually significant projects, we read the contracts entered into with customers to obtain an understanding of the specific terms and conditions;
(c)	Evaluated the assumptions applied in estimating the total project costs for each project phase by examining documentary evidence such as letters of award issued to contractors to support the budgeted gross project cost. We also considered the historical accuracy of management’s forecasts for the similar projects within the Company in evaluating the estimated total project costs;
(d)	Evaluated the determination of progress of projects by examining supporting evidence such as contractors’ progress claims and suppliers’ invoices.

The Company’s disclosure on contract assets is included in Note 7 to the financial statements.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT

We have served as the Company’s auditor since 2022.
JP Centurion & Partners PLT (PCAOB: 6723)
Kuala Lumpur, Malaysia
November 13, 2025

PHOENIX PLUS CORP. (NOW KNOWN AS RHINO BITCOIN INC.)

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2025 and 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of	As of
	July 31, 2025 (Audited)	July 31, 2024 (Audited)

ASSETS
Current assets
Cash at banks	$25,052	$434,351
Trade receivables, net of allowance for credit loss of $0 and $116,687 as of July 31, 2025 and July 31, 2024, respectively	202,461	10,964
Retention sum receivables	90,461	109,945
Other receivables, prepayments and deposits	1,001,736	12,801
Contract assets	213,187	269,434
Deferred cost	-	4,122
	1,532,897	841,617
Non-current assets
Property, plant and equipment, net	18,777	20,817
Lease right-of-use asset	-	59,197
Equity method investment	-	-
	18,777	80,014

TOTAL ASSETS	1,551,674	921,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-current liabilities
Operating lease liabilities, non-current	$-	$31,553
	-	31,553

Current liabilities
Trade payables	$138,348	$81,466
Amount due to related company	105,127	-
Retention sum payables	71,816	67,697
Other payables and accrued liabilities	77,489	34,386
Operating lease liabilities, current	-	29,469
Income tax payable	481	-
Total current liabilities	393,261	213,018

Total liabilities	393,261	244,571

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized; None issued and outstanding
Common stock, $0.0001 par value, 1,000,000,000 shares authorized 7,133,985 and 6,653,990 shares issued and outstanding as of July 31, 2025 and 2024 respectively	$713	$665
Additional paid-in capital	4,237,787	3,277,835
Accumulated other comprehensive loss	(34,292)	(14,009)
Accumulated deficit	(3,045,795)	(2,587,431)
Total stockholders’ equity	1,158,413	677,060

TOTAL LIABILITIES AND STOCKHOLDERS’ FUND	1,551,674	921,631

See accompanying notes to consolidated financial statements.

PHOENIX PLUS CORP. (NOW KNOWN AS RHINO BITCOIN INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	July 31, 2025 (Audited)	July 31, 2024 (Audited)

Revenue	$478,159	$1,232,326

Cost of revenue	(411,361)	(1,284,930)

Gross profit / (loss)	66,798	(52,604)

Other income	57,491	3,692

Operating expenses:
General and administrative expenses (Included management fee of $200,000 (2024: Nil) paid to a related party)	(572,495)	(379,088)
Finance cost	(9,317)	(4,830)
Other operating expenses	(360)	(4,951)

Loss before income tax	(457,883)	(437,781)

Income tax expense	(481)	-

Net loss for the year	$(458,364)	$(437,781)

Other comprehensive loss:
- Foreign currency translation loss	(20,283)	(8,092)

Comprehensive loss	$(478,647)	$(445,873)

Net loss per share - Basic and diluted	(0.0687)	(0.0658)

Weighted average number of common shares outstanding - Basic and diluted	6,676,341	6,653,990

See accompanying notes to consolidated financial statements.

PHOENIX PLUS CORP. (NOW KNOWN AS RHINO BITCOIN INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON STOCKS *		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of Shares	Amount
Balance as of August 1, 2023	6,653,990	$665	$3,277,835	$(5,917)	$(2,149,650)	$1,122,933
Net loss for the year	-	-	-	-	(437,781)	(437,781)
Foreign currency translation adjustment	-	-	-	(8,092)	-	(8,092)
Balance as of July 31, 2024	6,653,990	$665	$3,277,835	$(14,009)	$(2,587,431)	$677,060
Round down of fractional share upon reverse stock split	(5)	-	-	-	-	-
Stock issued-software acquisition on July 15, 2025 at $2 per shares	480,000	$48	$959,952	-	-	960,000
Net loss for the year	-	-	-	-	(458,364)	(458,364)
Foreign currency translation adjustment	-	-	-	(20,283)	-	(20,283)
Balance as of July 31, 2025	7,133,985	$713	$4,237,787	$(34,292)	$(3,045,795)	$1,158,413

*	Common stock has been adjusted on a retroactive basis to reflect 1-for-50 reverse stock split effective on June 27, 2025.

See accompanying notes to consolidated financial statements

PHOENIX PLUS CORP. (NOW KNOWN AS RHINO BITCOIN INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Audited)

	Year ended July 31
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	$(458,364)	$(437,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses	-	24,827
Amortization of right-of-use assets	25,393	26,099
Depreciation	5,677	2,896
Fixed assets written off	907	-
Lease assets written off	(1,152)	-
Changes in operating assets and liabilities:
Trade receivables	(191,497)	(23,703)
Retention sum receivable	19,484	(109,945)
Other receivables, prepayments and deposits	(28,935)	2,192
Contract assets	56,247	(250,711)
Deferred cost	4,122	(3,798)
Trade payable	56,882	77,264
Retention sum payable	4,119	67,697
Other payables and accrued liabilities	43,103	(2,361)
Operating lease liabilities	(29,115)	(25,795)
Amount due to related company	105,127	-
Income tax payable	481	-
Net cash used in operating activities	(387,521)	(653,119)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of property, plant and equipment	$(3,030)	$(13,967)
Net cash used in investing activity	(3,030)	(13,967)

CASH FLOWS FROM FINANCING ACTIVITY:
Share issued	-	-
Net cash provided by financing activity	-

Effect of exchange rate changes on cash and cash equivalents	$(18,748)	$(6,602)

Net decrease in cash and cash equivalents	(409,299)	(673,688)
Cash and cash equivalents, beginning of year	434,351	1,108,039
CASH AND CASH EQUIVALENTS, END OF YEAR	$25,052	$434,351
SUPPLEMENTAL CASH FLOWS INFORMATION
Issuance of common stock for software acquisition	960,000	-
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

PHOENIX PLUS CORP. (NOW KNOWN AS RHINO BITCOIN INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

Phoenix Plus Corp. (now known as Rhino Bitcoin Inc.) was incorporated on November 5, 2018 under the laws of the state of Nevada.

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

On August 19, 2025, the Company closed its previously disclosed agreement and plan of merger (the “Merger Agreement”) among the Company, Rhino Merger Acquisition Sub, Inc., a newly formed wholly-owned subsidiary of the Company (“Merger Sub”), Rhino Digital Inc. (“Rhino”), and solely with respect to Section 9.1(d) of the Merger Agreement, the Selling Shareholders named therein.

Pursuant to the Merger Agreement, effective upon the closing thereof, (i) Merger Sub merged with and into Rhino, with Rhino surviving as the wholly-owned subsidiary of the Company, (ii) each share of common stock of Rhino converted into the right to receive two shares of common stock of the Company, (iii) the outstanding shares of Series A Preferred Stock of Rhino converted into an aggregate of 200,000 shares of newly created Series A Preferred Stock of the Company with substantially identical terms as the Rhino Series A Preferred Stock, (iv) convertible notes of Rhino converted into shares of common stock of the Company at a conversion price of $0.18 or $0.25, as applicable, (v) options to purchase shares of common stock of Rhino converted into options to purchase shares of common stock of the Company with the same aggregate exercise price, (vi) the sole officer and director of the Company (Lee Chong Chow) resigned and the sole officer and director of Rhino, Lyle Hauser was appointed as the chief executive officer, president, secretary and director of the Company, (vii) Rhino purchased from the Selling Shareholders an aggregate of 6,232,742 shares of common stock of the Company for an aggregate purchase price of $440,000 and returned such shares to the Company for cancellation. In accordance with the foregoing, the Company issued an aggregate of 73,289,871 shares of common stock to stockholders and note holders of Rhino. Concurrently with the closing of the Merger Agreement, all outstanding shares of the Company’s wholly-owned subsidiary, Phoenix Plus Corp., a Labuan, Malaysia corporation (“Phoenix Plus Labuan”), were transferred to Mr. Lee.

In connection with the closing of the Merger Agreement, the Company filed a certificate of designation of Series A Preferred Stock with Secretary of State of Nevada, pursuant to which the Company designated 200,000 shares as Series A Preferred Stock, and issued 200,000 shares of Series A Preferred Stock to The Vantage Group Ltd. (“Vantage”), an entity owned by Mr. Hauser. The Series A Preferred Stock entitles the holder to 51% of the total voting power of the Company’s stockholders, is convertible into shares of common stock at a ratio of 4.44 shares of common stock for each share of Series A Preferred Stock (subject to adjustment for stock dividends, stock splits, and similar transactions), has a stated value of $3.00 per share, and will entitle the holder upon any liquidation of the Company to the stated value prior to any distributions to holders of common stock.

PHOENIX PLUS CORP. (NOW KNOWN AS RHINO BITCOIN INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended July 31, 2025, the Company suffered an accumulated deficit of $3,045,795, negative operating cash flows of $387,521 and net loss of $458,364 of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basis of presentation

The consolidated financial statements for Phoenix Plus Corp. (now known as Rhino Bitcoin Inc.) and its subsidiaries for the year ended July 31, 2025 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Phoenix Plus Corp. (now known as Rhino Bitcoin Inc.) and its wholly owned subsidiaries, Phoenix Plus Corp., Phoenix Plus International Limited and Phoenix Green Energy Sdn. Bhd.. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted July 31 as its fiscal year end.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated upon consolidation.

PHOENIX PLUS CORP. (NOW KNOWN AS RHINO BITCOIN INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

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

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Classification	Estimated useful life
Leasehold improvement	21 months
Computer hardware and software	5 years
Machinery	5 years
Motor vehicle	5 years
Tools and gauges	5 years
Signage	5 years
Furniture and fittings	5 years

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the Consolidated Statements of Operations and Comprehensive Loss.

PHOENIX PLUS CORP. (NOW KNOWN AS RHINO BITCOIN INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

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

Measurement of Credit Losses on Financial Instruments

The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred loss methodology with an expected credit loss methodology known as the Current Expected Credit Loss (CECL) model. This new standard requires entities to estimate credit losses over the life of a financial asset based on historical experience, current conditions, and reasonable forecasts.

The adoption of the CECL model applies to the Company’s portfolio of trade receivables and other financial assets, and resulted in changes to the methodology for determining the allowance for credit losses. Under the CECL model, the Company recognizes an allowance for credit losses at the inception of a financial asset and adjusts it over the life of the asset based on updated expectations of credit losses.

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

PHOENIX PLUS CORP. (NOW KNOWN AS RHINO BITCOIN INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

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

Translation of amounts from MYR into US$1 and HK$ into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended July 31,
	2025	2024

Year-end MYR: US$1 exchange rate	4.25	4.60
Year-average MYR: US$1 exchange rate	4.25	4.70
Year-end HK$: US$1 exchange rate	7.85	7.81
Year-average HK$: US$1 exchange rate	7.83	7.81

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

PHOENIX PLUS CORP. (NOW KNOWN AS RHINO BITCOIN INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

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

PHOENIX PLUS CORP. (NOW KNOWN AS RHINO BITCOIN INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

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

On June 27, 2025, the Company effected a one for fifty (1:50) reverse stock split, the number of shares of Common Stock outstanding was reduced from 332,699,500 to 6,653,990 shares. Furthermore, 5 shares were cancelled due to the elimination of participant fractional shares.

On July 15, 2025, the Company has issued 480,000 common shares of the Company at $2 per shares for software acquisition for a total consideration of $960,000.

As of July 31, 2025 and 2024, the Company has an issued and outstanding common share of 7,133,985 and 6,653,990 respectively.

PHOENIX PLUS CORP. (NOW KNOWN AS RHINO BITCOIN INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of July 31, 2025 and July 31, 2024 are summarized below:

	As of July 31, 2025 (Audited)	As of July 31, 2024 (Audited)
Leasehold improvement	$-	$114,263
Computer hardware and software	10,393	10,294
Machinery	377	377
Motor vehicle	11,304	11,304
Tools and gauges	3,397	3,123
Furniture and fittings	1,570	-
Total	27,041	139,361
Accumulated depreciation	(9,683)	$(118,450)
Effect of translation exchange	1,419	(94)
Property, plant and equipment, net	$18,777	$20,817

These leasehold improvements include, but are not strictly limited to, preparing the interior of the office space for the Company’s use, improving functionality, and purchasing new office equipment. The leasehold improvement has completed on September 2019.

Depreciation expense for the year ended July 31, 2025 and July 31, 2024 was $5,677 and $2,896 respectively.

5. EQUITY METHOD INVESTMENT

	As of July 31, 2025 (audited)	As of July 31, 2024 (audited)
Investment, at cost	$232,040	$232,040
Equity method loss	(335)	(335)
Impairment loss on investment	(231,705)	(231,705)
	$-	$-

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

PHOENIX PLUS CORP. (NOW KNOWN AS RHINO BITCOIN INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

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

The Company also advertised the Winding Up Order in the newspaper NST and had it gazetted.

6. TRADE RECEIVABLES

Trade receivables consisted of the following at July 31, 2025 and July 31, 2024:

	As of July 31, 2025 (Audited)	As of July 31, 2024 (Audited)
Trade receivables	$202,461	$127,651
Less: Allowance for credit losses	(116,687)	(116,687)
Add: Reversal of allowance for credit losses	116,687	-
Total trade receivables	$202,461	$10,964

7. CONTRACT ASSETS

Contract assets as of July 31, 2025 and July 31, 2024 are summarized below:

	As of July 31, 2025 (Audited)	As of July 31, 2024 (Audited)
Cost incurred	$1,848,642	$1,321,934
Attributable profit/(loss)	11,273	(45,312)
	1,859,915	1,276,622
Progress billings	(1,646,728)	(1,007,188)
Total contract assets	$213,187	$269,434

8. OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at July 31, 2025 and July 31, 2024.

	As of July 31, 2025 (Audited)	As of July 31, 2024 (Audited)
Other receivables	$4,924	$332
Deposits	32,345	12,469
Prepayments	964,467	-
Total other receivables, prepayments and deposits	$1,001,736	$12,801

The deposit amount of $30,247 (equivalent to MYR128,550) as a bank guarantee to CIMB Bank Berhad to undertake works for “The Design, Engineering, Procurement, Construction, Installation, Testing and Commissioning (EPCC) for Capacity Expansion of a Solar Photovoltaic (PV) Plant at Sungai Selangor Phase 2 Water Treatment Plant (the ‘Project’) – Package L6, Contract No. HSB/RE/32”.

The prepayment amount of $960,000 mainly represents the consideration for the acquisition of software pursuant to the Software Purchase Agreement entered into with SunRay Equity Group Limited. As the software has not yet been placed into service and is not ready for use, the amount has been recorded as a prepayment as of July 31, 2025.

PHOENIX PLUS CORP. (NOW KNOWN AS RHINO BITCOIN INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9. DEFERRED COST

For service contracts where the performance obligation is not completed, deferred costs are recorded for any costs incurred in advance of the performance obligation.

10. AMOUNT DUE TO A RELATED PARTY

Amount due to a related party is unsecured, interest free and has no fixed terms of repayment.

11. TRADE PAYABLES

Trade payables consisted of the following at July 31, 2025 and July 31, 2024:

	As of July 31, 2025 (Audited)	As of July 31, 2024 (Audited)
Trade payables	$138,348	$81,466
Total trade payables	$138,348	$81,466

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

On April 12, 2024, Messrs. Andrew, Jye & Co submitted on behalf of PGESB a written response to the court, seeking to set aside the judgment and initiate another round of case management. Additionally, on April 25, 2024, the solicitor delivered on-behalf PGESB a letter to LHSB’s solicitor, proposing a settlement of MYR90,000.00 (“Proposed Settlement”). As of June 12, PGESB are still awaiting response from LHSB.

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

12. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at July 31, 2025 and July 31, 2024:

	As of July 31, 2025 (Audited)	As of July 31, 2024 (Audited)
Accrued audit fees	$18,000	$16,859
Other payable and accrued liabilities	59,489	17,527
Total other payables and accrued liabilities	$77,489	$34,386

13. REVENUE

For the years ended July 31, 2025 and July 31, 2024, the Company has revenue arise from the following:

	For the year ended July 31, 2025 (Audited)	For the year ended July 31, 2024 (Audited)
Installation service	$478,159	$1,232,326
Total revenue	$478,159	$1,232,326

PHOENIX PLUS CORP. (NOW KNOWN AS RHINO BITCOIN INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. INCOME TAXES

For the years ended July 31, 2025 and July 31, 2024, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Year ended July 31, 2025	Year ended July 31, 2024
Tax jurisdictions from:
Local	$(337,068)	(79,591)
Foreign, representing
- Labuan	$43,421	(9,803)
- Hong Kong	$(18,325)	(20,829)
- Malaysia	(145,911)	(327,558)
Loss before income tax	$(457,883)	(437,781)

The provision for income taxes consisted of the following:

	Year ended July 31, 2025		Year ended July 31, 2024
Current:
- Local		$481		$-
- Foreign		-		-
Deferred:	$		$
- Local		$-		$-
- Foreign		$-		$-

Income tax expense		$481		$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of July 31, 2025 the operations in the United States of America incurred $1,295,539 of cumulative net operating losses which can be carried forward indefinitely to offset a maximum of 80% future taxable income. The Company has provided for a full valuation allowance of $1,036,431 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, Phoenix Plus Corp.is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Hong Kong

Phoenix Plus International Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

Malaysia

Phoenix Green Energy Sdn. Bhd. is subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate at 24% on its assessable income.

PHOENIX PLUS CORP. (NOW KNOWN AS RHINO BITCOIN INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

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

On June 3, 2023, Phoenix Plus International Limited and Phoenix Green Energy Sdn. Bhd. respectively entered into two-years lease with landlord for renting office space, from August 1, 2023 to July 31, 2025, with an option to renew after the end of the tenancy agreement. Phoenix Plus International Limited and Phoenix Green Energy Sdn. Bhd. respectively recognized lease liabilities of approximately US$25,967 and US$60,850, with a corresponding right-of-use asset in the same amount based on the present value of the future minimum rental payments of the lease, with borrowing rate of 6.85% adopted from CIMB Bank Berhad’s base lending rate as a reference for discount rate. The tenancy agreement entered into by Phoenix Plus International Limited and Phoenix Green Energy Sdn. Bhd. was early terminated on June 5, 2025.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right and lease liability as follow:

	As of July 31, 2025	As of July 31, 2024
	(Audited)	(Audited)
Gross lease payable	$107,053	$107,053
Less: imputed interest	(9,359)	(9,359)
Initial recognition	$97,694	$97,694

PHOENIX PLUS CORP. (NOW KNOWN AS RHINO BITCOIN INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of July 31, 2025 and July 31, 2024, operating lease right of use asset as follow:

	As of July 31, 2025	As of July 31, 2024
	(Audited)	(Audited)
Initial recognition as of August 1, 2019	$26,772	$26,772
Additional portion from July 31, 2020 to June 30, 2021	2,719	2,719
Add: new lease addition from July 1, 2021 to June 30, 2024	40,445	40,445
Add: new lease addition from June 1, 2022 to May 31, 2024	9,343	9,343
Add: new lease addition from June 1, 2024 to July 31, 2024	1,534	1,534
Add: new lease addition from August 1, 2024 to July 31, 2026	86,817	86,817
Less: written off due to early termination	(38,450)	-
Accumulated amortization	(133,319)	(105,299)
Foreign exchange translation loss	4,139	(3,134)
Balance end of the year	$-	$59,197

As of July 31, 2025 and July 31, 2024, operating lease liability as follow:

	As of July 31, 2025	As of July 31, 2024
	(Audited)	(Audited)
Initial recognition as of August 1, 2019	$26,772	$26,772
Add: additional portion (increase of leasing fee)	2,719	2,719
Add: new lease addition from July 1, 2021 to June 30, 2024	40,445	40,445
Add: new lease addition from June 1, 2022 to May 31, 2024	9,343	9,343
Add: new lease addition from June 1, 2024 to July 31, 2024	1,534	1,534
Add: new lease addition from August 1, 2024 to July 31, 2026	86,817	86,817
Less: gross repayment	(139,955)	(110,167)
Less: written off due to early termination	(39,601)	-
Add: imputed interest	8,353	5,064
Foreign exchange translation gain	3,573	(1,505)
Balance as of July 31, 2025	-	61,022
Less: lease liability current portion	-	(29,469)
Lease liability non-current portion	$-	$31,553

For the year ended July 31, 2025 and July 31, 2024, the amortization of the operating lease right of use asset are $25,393 and $26,099 respectively.

PHOENIX PLUS CORP. (NOW KNOWN AS RHINO BITCOIN INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Other information:

	Year ended July 31,
	2025	2024
	(Audited)	(Audited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$29,115	$25,795
Right-of-use assets obtained in exchange for operating lease liabilities	-	-
Remaining lease term for operating lease (years)
Lease 1	-	-
Lease 2	-	-
Lease 3	-	2.25
Weighted average discount rate for operating lease
Lease 1	5.60%	5.60%
Lease 2	5.56%	5.56%
Lease 3	6.85%	6.85%

Lease expenses were $2,905  and $4,830 for the year ended July 31, 2025 and July 31, 2024 respectively. The Company adopted ASC 842 on and after August 1, 2019.

16. CONCENTRATION OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the year ended July 31, 2025 and 2024, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at year-end are presented as follows:

	For the year ended July 31
	2025	2024	2025	2024	2025	2024
	Revenue		Percentage of Revenue		Trade Receivable

Customer A	$400,465	$-	84%	-	$201,143	-
Customer B	-	$631,931	-	51%	-	$628
Customer C	-	$581,406	-	47%	-	$7,183
	$400,465	$1,213,337	84%	98%	$201,143	$7,811

(b)	Major vendors

For the year ended July 31, 2025 and 2024, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at year-end are presented as follows:

	For the year ended July 31
	2025	2024	2025	2024	2025	2024
	Cost of Revenue		Percentage of Cost of Revenue		Trade Payable
Vendor A	$94,757	-	23%	-	-	-
Vendor B	$53,701	-	13%	-	$16,940	-
Vendor C	-	$132,442	-	11%	$23,532	$21,741
Vendor D	-	$130,177	-	11%	-	-
Vendor E	$41,760	-	10%	-	$7,639	-
Vendor F	$24,866	-	6%	-	$22,887	-
Vendor G	$19,786	-	5%	-	-	-
	$234,870	$262,619	57%	22%	$70,998	$21,741

PHOENIX PLUS CORP. (NOW KNOWN AS RHINO BITCOIN INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the year ended July 31, 2025
	United States	Malaysia	Hong Kong	Total

Revenue	$-	$478,159	$-	$478,159
Cost of revenue	-	(411,361)	-	(411,361)
Net loss	(337,068)	(102,971)	(18,325)	(458,364)

Total assets	$962,582	$565,479	$23,613	$1,551,674

	For the year ended July 31, 2024
	United States	Malaysia	Hong Kong	Total

Revenue	$-	$1,232,326	$-	$1,232,326
Cost of revenue	-	(1,284,930)	-	(1,284,930)
Net loss	(79,591)	(337,361)	(20,829)	(437,781)

Total assets	$-	$876,508	$45,123	$921,631

By Business unit:

	For the Year Ended July 31, 2025
By Business Unit	Solar Business	Total
Revenue	$478,159	$478,159

Cost of revenue	(411,361)	(411,361)
Other income	57,491	57,491
General and administrative expenses	(572,495)	(572,495)
Other operating expenses	(360)	(360)

Loss from operations	(448,566)	(448,566)

Total assets	$1,551,674	$1,551,674
Capital expenditure	$-	$-

	For the Year Ended July 31, 2024
By Business Unit	Solar Business	Total
Revenue	$1,232,326	$1,232,326

Cost of revenue	(1,284,930)	(1,284,930)
Other income	3,692	3,692
General and administrative expenses	(379,088)	(379,088)
Other operating expenses	(4,951)	(4,951)

Loss from operations	(432,951)	(432,951)

Total assets	$921,631	$921,631
Capital expenditure	$-	$-

18. RELATED PARTIES TRANSACTIONS

Material Transactions with Related Parties

Name of Related Parties	Relationship to Us

Radiance Holding Corp	Radiance Holding Corp is the 80.64% corporate shareholder of the Company, also an entity controlled by our Chief Executive Officer
JGK Holding (Malaysia) Sdn. Bhd.	JGK Holding (Malaysia) Sdn. Bhd. is related company, an entity controlled by our Chief Executive Officer

We carried out the following significant transactions with the related parties for the year ended July 31, 2025:

	As of July 31, 2025 (Audited)	As of July 31, 2024 (Audited)
Transactions with related parties
Radiance Holding Corp
Management fee	$200,000	$-

JGK Holding (Malaysia) Sdn. Bhd.
Loan interest	$6,353	$-

The related party transactions mainly derived from the management fees associated with accounting and administrative work provided by related party as well as interest charges on working capital loans obtained from related party.

PHOENIX PLUS CORP. (NOW KNOWN AS RHINO BITCOIN INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

19. SUBSEQUENT EVENTS

On August 19, 2025, the Company closed its previously disclosed agreement and plan of merger (the “Merger Agreement”) among the Company, Rhino Merger Acquisition Sub, Inc., a newly formed wholly-owned subsidiary of the Company (“Merger Sub”), Rhino Digital Inc. (“Rhino”), and solely with respect to Section 9.1(d) of the Merger Agreement, the Selling Shareholders named therein.

Pursuant to the Merger Agreement, effective upon the closing thereof, (i) Merger Sub merged with and into Rhino, with Rhino surviving as the wholly-owned subsidiary of the Company, (ii) each share of common stock of Rhino converted into the right to receive two shares of common stock of the Company, (iii) the outstanding shares of Series A Preferred Stock of Rhino converted into an aggregate of 200,000 shares of newly created Series A Preferred Stock of the Company with substantially identical terms as the Rhino Series A Preferred Stock, (iv) convertible notes of Rhino converted into shares of common stock of the Company at a conversion price of $0.18 or $0.25, as applicable, (v) options to purchase shares of common stock of Rhino converted into options to purchase shares of common stock of the Company with the same aggregate exercise price, (vi) the sole officer and director of the Company (Lee Chong Chow) resigned and the sole officer and director of Rhino, Lyle Hauser was appointed as the chief executive officer, president, secretary and director of the Company, (vii) Rhino purchased from the Selling Shareholders an aggregate of 6,232,742 shares of common stock of the Company for an aggregate purchase price of $440,000 and returned such shares to the Company for cancellation. In accordance with the foregoing, the Company issued an aggregate of 73,295,981 shares of common stock to stockholders and note holders of Rhino. Concurrently with the closing of the Merger Agreement, all outstanding shares of the Company’s wholly-owned subsidiary, Phoenix Plus Corp., a Labuan, Malaysia corporation (“Phoenix Plus Labuan”), were transferred to Mr. Lee.

In connection with the closing of the Merger Agreement, the Company filed a certificate of designation of Series A Preferred Stock with Secretary of State of Nevada, pursuant to which the Company designated 200,000 shares as Series A Preferred Stock, and issued 200,000 shares of Series A Preferred Stock to The Vantage Group Ltd. (“Vantage”), an entity owned by Mr. Hauser. The Series A Preferred Stock entitles the holder to 51% of the total voting power of the Company’s stockholders, is convertible into shares of common stock at a ratio of 4.44 shares of common stock for each share of Series A Preferred Stock (subject to adjustment for stock dividends, stock splits, and similar transactions), has a stated value of $3.00 per share, and will entitle the holder upon any liquidation of the Company to the stated value prior to any distributions to holders of common stock.

Lyle Hauser, 54, is the Founder & CEO of Rhino Digital Inc., since June 2020. Mr. Hauser is also the Founder and CEO of Vantage, a private equity firm started in 1998. Vantage is a specialized business consultancy firm serving early-stage companies. Mr. Hauser’s expertise includes company capital structure/restructuring, equity and debt financing, capital introductions, alternative public offerings (or APOs) and mergers and acquisitions.

Rhino is a Bitcoin financial services company focused on making everyday banking and financial management accessible. Serving individuals, businesses, and organizations, Rhino integrates traditional banking functions within a secure, user-friendly platform centered on Bitcoin. Beyond its core services, Rhino maintains an active Bitcoin treasury strategy, reinforcing its commitment to both the asset and broader ecosystem. Rhino aims to foster a more intuitive and inclusive approach to using Bitcoin for all clients globally.

The closing of the Merger Agreement resulted in a change in control of the Company. Pursuant to the Merger Agreement, Lyle Hauser, as the owner and control person of Vantage (the holder of the Company’s Series A Preferred Stock issued pursuant to the Merger Agreement), acquired 51% of the voting power of the Company’s stockholders.

